Form 10-Q
period 1996-06-30
DIACRIN INC /DE/
filed 1996-08-12
CIK 887137

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -----
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -----
                              EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                          COMMISSION FILE NO. 000-20139


                                  DIACRIN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                       22-3016912
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)


      BUILDING 96 13TH STREET, CHARLESTOWN NAVY YARD, CHARLESTOWN, MA 02129
          (Address of principal executive offices, including zip code)

                                 (617) 242-9100
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  X   NO
                     -----   -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of July 31, 1996, 12,761,368 shares of the registrant's Common Stock, including 2,875,000 shares of Common Stock included in the Units, each consisting of one share of Common Stock and one Common Stock Purchase Warrant, sold by the Company in its initial public offering, were outstanding.

                                  DIACRIN, INC.
                                      INDEX




                                                                           Page
                                                                           ----
PART I. -   FINANCIAL INFORMATION

Item 1.     Financial Statements

              Balance Sheets as of
              December 31, 1995 and June 30, 1996..........................  3

              Statements of Operations for the Three and Six Month
              Periods Ended June 30, 1995 and 1996 and for the
              period from October 10, 1989 (inception) to June 30, 1996....  5

              Statements of Cash Flows for the Six Month Periods
              Ended June 30, 1995 and 1996 and for the period
              from October 10, 1989 (inception) to June 30, 1996...........  6

              Notes to Financial Statements................................  7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  9


PART II. -  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders............ 11


SIGNATURES................................................................. 12

                                     DIACRIN, INC.

                                    BALANCE SHEETS
                                      (UNAUDITED)

                                     ASSETS

                                              December 31,           June 30,
                                                 1995                 1996
                                                 ----                 ----


Current assets:
   Cash and cash equivalents                  $4,114,820           $4,623,821
   Short-term investments                              -           12,641,081
   Prepaid expenses and other current assets     112,007              360,796
                                              ----------           ----------
      Total current assets                     4,226,827           17,625,698
                                              ----------           ----------
Property and equipment, at cost:
   Laboratory equipment                           70,501               88,524
   Equipment under capital leases                675,262              675,262
   Furniture and office equipment                195,363              208,370
   Leasehold improvements                         51,424               51,424
                                              ----------           ----------
                                                 992,550            1,023,580
   Less- Accumulated depreciation
                  and amortization               358,823              467,301
                                              ----------           ----------
                                                 633,727              556,279
                                              ----------           ----------
Long-term investments                                  -            4,634,413
Deferred financing cost, net                     299,730                    -
                                              ----------           ----------
                                              $5,160,284          $22,816,390
                                              ==========          ===========


















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  DIACRIN, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          December 31,         June 30,
                                                              1995               1996
                                                              ----               ----

Current liabilities:
   Accounts payable                                       $    191,014       $     197,994
   Accrued expenses                                          1,126,477             648,163
   Current obligations under capital leases                    156,448             167,016
                                                          ------------       -------------
     Total current liabilities                               1,473,939           1,013,173
                                                          ------------       -------------
Long-term debt:
   Long-term obligation under capital leases                   549,883             463,377
   Convertible notes payable                                 7,000,000                   -
                                                          ------------       -------------
     Total long-term debt                                    7,549,883             463,377
                                                          ------------       -------------
Stockholders' equity (deficit):
   Preferred stock, $.01 par value, Authorized--
      2,990,119 shares at December 31, 1995 and
      5,000,000 shares at June 30, 1996; none issued
      and outstanding                                                -                   -
   Convertible preferred stock, $.01 par value,
      Series A- Authorized, issued and
         outstanding-- 6,484,331 shares at December
         31, 1995 and none at June 30, 1996                     64,843                   -
      Series B- Authorized-- 3,833,503 shares at
         December 31, 1995 and none at June 30, 1996;
         issued and outstanding-- 2,446,917 shares at
         December 31, 1995 and none at June 30, 1996            24,469                   -
      Series C- Authorized, issued and
         outstanding-- 4,455,000 shares at December
         31, 1995 and none at June 30, 1996                     44,550                   -
      Series D- Authorized-- 2,009,881 shares at
         December 31, 1995 and none at June 30, 1996;
         none issued and outstanding                                 -                   -
   Common stock, $.01 par value; Authorized-- 30,000,000
         shares; issued and outstanding, 381,852 shares
         and 12,757,118 shares at December 31, 1995
         and June 30, 1996, respectively                         3,819             127,571
   Additional paid-in capital                               23,322,306          51,547,414
   Deficit accumulated in the development stage            (27,323,525)        (30,335,145)
                                                          ------------       -------------
         Total stockholders' equity (deficit)               (3,863,538)         21,339,840
                                                          ------------       -------------
                                                          $  5,160,284       $  22,816,390
                                                          ============       =============


                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                     DIACRIN, INC.

                               STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                           Three Months                  Six Months
                                           Ended June 30,               Ended June 30,         October 10, 1989
                                           --------------               --------------           (inception)
                                        1995           1996           1995           1996      to June 30. 1996
                                        ----           ----           ----           ----      ----------------

OPERATING EXPENSES:
    Research and development         $ 1,109,606    $ 1,517,901    $ 2,197,125    $ 2,742,280    $ 26,204,703
    General and administrative           280,921        328,895        565,834        655,704       6,023,463
                                     -----------    -----------    -----------    -----------    ------------

      Total operating expenses         1,390,527      1,846,796      2,762,959      3,397,984      32,228,166

INTEREST AND OTHER INCOME                 47,839        338,962        121,991        502,332       2,497,712

INTEREST EXPENSE                         (64,366)       (23,236)       (86,527)      (115,968)       (604,691)
                                     -----------    -----------    -----------    -----------    ------------

      Net loss                       $(1,407,054)   $(1,531,070)   $(2,727,495)   $(3,011,620)   $(30,335,145)
                                     ===========    ===========    ===========    ===========    ============

PRO FORMA NET LOSS
   PER COMMON SHARE                  $      (.14)   $      (.12)   $      (.27)   $      (.25)
                                     ===========    ===========    ===========    ===========
SHARES USED IN COMPUTING
    PRO FORMA NET LOSS
       PER COMMON SHARE               10,054,815     12,755,282     10,051,001     12,083,377
                                     ===========    ===========    ===========    ===========






















                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  DIACRIN, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                               Six Months
                                                             Ended June 30,       October 10, 1989
                                                             --------------         (inception)
                                                          1995           1996     to June 30, 1996
                                                          ----           ----     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(2,727,495)   $ (3,011,620)  $(30,335,145)
   Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation and amortization                       102,946         110,947      1,106,745
       Expense related to grant of stock options                 -               -        860,396
   Changes in assets and liabilities-
     Prepaid expenses and other current assets              80,226        (248,789)      (360,796)
     Accounts payable                                     (105,354)          6,980        197,994
     Accrued expenses                                     (177,697)       (100,429)     1,026,048
                                                       -----------    ------------   ------------

         Net cash used in operating activities          (2,827,374)     (3,242,911)   (27,504,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in short-term investments                            -     (12,641,081)   (12,641,081)
   Purchases of property and equipment, net                (34,081)        (31,030)    (1,391,208)
   Increase in long-term investments                             -      (4,634,413)    (4,634,413)
   Decrease in note receivable from officer                 37,500               -              -
                                                       -----------    ------------   ------------
         Net cash provided by (used in) investing
         activities                                          3,419     (17,306,524)   (18,666,702)
                                                       -----------    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of preferred stock                     -               -     22,567,640
   Net proceeds from sale of common stock and warrants       6,146      20,918,690     20,954,962
   Principal payments under capital leases                 (86,883)        (75,938)      (454,748)
   Proceeds from sale/leaseback of equipment               142,318               -        826,895
   Proceeds from sale of 7.5% convertible notes          7,000,000               -      7,000,000
   (Increase) decrease in deferred financing costs         (93,424)        215,684        (95,147)
   Repurchase of common stock                                    -               -         (4,321)
                                                       -----------    ------------   ------------
         Net cash provided by financing activities       6,968,157      21,058,436     50,795,281
                                                       -----------    ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                4,144,202         509,001      4,623,821

CASH AND CASH EQUIVALENTS, beginning of period           2,752,193       4,114,820              -
                                                       -----------    ------------   ------------
CASH AND CASH EQUIVALENTS, end of period               $ 6,896,395    $  4,623,821   $  4,623,821
                                                       ===========    ============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Increase in equipment under capital leases          $  (142,318)   $          -   $ (1,085,141)
   Increase in capital lease obligations               $   142,318    $          -   $  1,085,141
   Conversion of notes and accrued interest
     into common stock, net of financing costs         $         -    $  7,296,308   $  7,296,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period                     $    42,777    $     47,270   $    222,256
                                                       ===========    ============   ============







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  DIACRIN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Operations and Basis of Presentation
- ------------------------------------------

      Diacrin, Inc. (the Company) was incorporated on October 10, 1989 and is developing transplantable porcine (pig) cells for the treatment of human diseases which are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent.

      The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development of commercially usable products, competition from substitute products and larger companies, and the ability to obtain adequate additional financing necessary to fund product development. The Company has incurred losses of $30,335,145 since inception and has funded those losses primarily through the issuance of equity and debt securities.

      The unaudited financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies
- ------------------------------------------------

      (a)   Principles of Consolidation

      The accompanying consolidated balance sheet as of December 31, 1995 and consolidated statements of operations and cash flows include the accounts of the Company and its wholly owned subsidiary, Diacrin Securities Corporation. All material intercompany accounts and transactions have been eliminated in consolidation. This subsidiary was dissolved on June 13, 1996.

      (b)   Pro Forma Net Loss per Common Share

      Pro forma net loss per common share is based on the weighted average number of common shares outstanding assuming the automatic conversion of all outstanding shares of Series A, B and C convertible preferred stock into 6,693,121 shares of common stock and the automatic conversion of the outstanding $7,000,000 convertible notes payable into 2,799,999 shares of common stock, both of which occurred upon the closing of the Company's initial public offering on February 16, 1996. Common stock issued after December 1, 1994 and common stock issuable pursuant to stock options or warrants granted after December 1, 1994 have been reflected as outstanding for the three and six months ended June 30, 1995 and for the period from January 1, 1996 through the effective date of the Company's initial public offering using the treasury stock method as required by the Securities and Exchange Commission. Other shares of stock issuable pursuant to stock options and warrants have not been included as their effect would be antidilutive.

                                  DIACRIN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    Cash Equivalents
- ----------------------

      The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have original maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1995 and June 30, 1996 consisted of the following:
                                                          December 31,    June, 30
                                                             1995           1996
                                                          -----------    -----------

Cash and cash equivalents-
   Cash                                                   $        -     $    16,384
   Money market mutual fund                                        -       2,328,615
   Commercial paper                                        4,114,820       2,278,822
                                                          ----------     -----------
                                                          $4,114,820     $ 4,623,821
                                                          ==========     ===========
Short-term investments-
   Corporate notes (wtd. avg. maturity of 7 months)       $        -     $12,641,081
                                                          ==========     ===========
Long-term investments-
   Corporate notes (wtd. avg. maturity of 14 months)      $        -     $ 4,634,413
                                                          ==========     ===========

4.    Initial Public Offering
- -----------------------------

      On February 12, 1996, the Company completed an initial public offering of 2,500,000 units at $8.00 per unit, each unit consisting of one share of common stock and one redeemable warrant to purchase one share of common stock for $16.00 per share, for net proceeds of approximately $18.1 million. In addition, all outstanding shares of Series A, B and C convertible preferred stock were automatically converted into 6,693,121 shares of common stock and the outstanding $7,000,000 of convertible notes payable were automatically converted into 2,799,999 shares of common stock upon the closing of the initial public offering. On March 7, 1996, the underwriters of the offering exercised their over-allotment option to purchase an additional 375,000 units resulting in additional net proceeds of approximately $2.8 million to the Company.

                                  DIACRIN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------

      Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. The Company has not received any revenues from the sale of products to date and does not expect to generate such revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in further fluctuating operating losses for at least the next several years. At June 30, 1996, the Company had an accumulated deficit of $30.3 million.

RESULTS OF OPERATIONS
- ---------------------

      THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995
      ------------------------------------------------------------------------

      Research and development expenses were $1.5 million for the three months ended June 30, 1996 versus $1.1 million for the three months ended June 30, 1995. The 37% increase was primarily due to an increase in the external costs of conducting Phase 1 human clinical trials of the Company's NeuroCell[Trademark]-PD and NeuroCell[Trademark]-HD product candidates and the
additional internal quality control     and clinical affairs staffing necessary
to support these trials.

      General and administrative expenses were $329,000 for the three months ended June 30, 1996 versus $281,000 for the three months ended June 30, 1995. The 17% increase was primarily due to the increased costs of shareholder relations, professional fees and insurance expense as a result of the Company's completed initial public offering in February 1996.

      Interest and other income was $339,000 for the three months ended June 30, 1996 versus $48,000 for the three months ended June 30, 1995. The increase was primarily due to additional interest income realized on substantially higher cash balances available for investment as a result of the initial public offering.

      Interest expense was $23,000 for the three months ended June 30, 1996 versus $64,000 for the three months ended June 30, 1995. The decrease was primarily attributable to the recognition of interest expense during the 1995 period on the Company's $7.0 million of Convertible Notes which were issued in May 1995 and converted to common stock upon the closing of the Company's initial public offering in February 1996.

      The Company incurred a net loss of approximately $1.5 million for the three months ended June 30, 1996 versus a net loss of approximately $1.4 million for the three months ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995
- --------------------------------------------------------------------

      Research and development expenses were $2.7 million for the six months ended June 30, 1996 versus $2.2 million for the six months ended June 30, 1995. The 25% increase was primarily due to an increase in the external costs of conducting Phase 1 human clinical trials of the Company's NeuroCell[Trademark]-PD and NeuroCell[Trademark]-HD product candidates and the additional internal quality control and clinical affairs staffing necessary to support these trials.

      General and administrative expenses were $656,000 for the six months ended June 30, 1996 versus $566,000 for the six months ended June 30, 1995. The 16% increase was primarily due to the increased costs of shareholder relations, professional fees and insurance expense as a result of the Company's completed initial public offering in February 1996.

      Interest and other income was $502,000 for the six months ended June 30, 1996 versus $122,000 for the six months ended June 30, 1995. The increase was primarily due to additional interest income realized on substantially higher cash balances available for investment as a result of the initial public offering.

      Interest expense was $116,000 for the six months ended June 30, 1996 versus $86,000 for the six months ended June 30, 1995. The 35% increase was primarily attributable to greater interest expense recognized during the 1996 period on the Company's $7.0 million of Convertible Notes which were issued in May 1995 and converted to common stock upon the closing of the Company's initial public offering in February 1996.

      The Company incurred a net loss of approximately $3.0 million for the six months ended June 30, 1996 versus a net loss of approximately $2.7 million for the six months ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      The Company has financed its activities primarily with the net proceeds from private sales of preferred stock, which in the aggregate have totaled approximately $22.6 million, and from the issuance of $7.0 million of convertible notes payable. In addition, in February 1996, the Company completed an initial public offering of units resulting in aggregate net proceeds to the Company of approximately $20.9 million. At June 30, 1996, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $21.9 million and working capital of approximately $16.6 million.

      The Company purchased approximately $1.4 million of capital equipment through June 30, 1996. Of the $1.4 million of purchased capital equipment, approximately $805,000 was sold in December 1994 for proceeds of $600,000 and subsequently leased back over a four-year term. In addition, approximately $142,000 and $85,000 was sold in June 1995 and December 1995, respectively, for its original cost and subsequently leased back over a four-year term. The Company had no material commitments for capital expenditures as of June 30, 1996.

      The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through mid-1998. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, potential relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors. For a more detailed discussion of these and other factors that may affect the Company's future operating results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

      The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies, clinical trials, establishing pig production capabilities and the expansion of its laboratory and administrative activities. Therefore, in order to achieve commercialization of its potential products, the Company will need substantial additional funds. There can be no assurance that the Company will be able to obtain the additional funding that it will require on acceptable terms, if at all.

                           PART II. OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Stockholders held on June 18, 1996, the following proposals were adopted by the vote specified below:

      Proposal                             For           Withheld
      --------                             ---           --------

1. Election of Directors:
   Thomas H. Fraser                     10,886,175         3,905
   Zola P. Horovitz                     10,886,175         3,905
   John W. Littlechild                  10,886,175         3,905
   Stelios Papadopoulos                 10,886,175         3,905



                                                                         Broker
                                           For      Against   Abstain   Nonvotes
                                           ---      -------   -------   --------
2. To ratify the selection of Arthur
Andersen LLP, as the Corporation's
independent auditors for fiscal 1996:   10,882,980   2,600     4,500       0


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DIACRIN, INC.



August 12, 1996
                                   ----------------------------
                                   Thomas H. Fraser
                                   President and Chief
                                   Executive Officer



                                   ----------------------------
                                   Mark J. Fitzpatrick
                                   Director of Finance and
                                   Administration & Treasurer