Form 10-Q
period 1996-09-30
DIACRIN INC /DE/
filed 1996-11-13
CIK 887137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                           EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1996
                                               ------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

   As of October 31, 1996, 13,022,804 shares of the registrant's Common Stock were outstanding.

                                  DIACRIN, INC.
                                      INDEX

                                                                            Page
                                                                            ----

PART I.-  FINANCIAL INFORMATION

Item 1.   Financial Statements

            Balance Sheets as of
            December 31, 1995 and September 30, 1996.......................   3

            Statements of Operations for the Three and Nine Month
            Periods Ended September 30, 1995 and 1996 and
            for the period from October 10, 1989 (inception) to
            September 30, 1996.............................................   5

            Statements of Cash Flows for the Nine Month Periods Ended
            September 30, 1995 and 1996 and for the period from October 10,
            1989 (inception) to September 30, 1996.........................   6

            Notes to Financial Statements..................................   7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   9

PART II.- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................  11

SIGNATURES.................................................................  13

                                  DIACRIN, INC.

                                                   BALANCE SHEETS
                                                    (UNAUDITED)

                                                       ASSETS

                                                            December 31,            September 30,
                                                               1995                      1996
                                                            -----------             -------------

Current assets:
    Cash and cash equivalents                               $4,114,820               $ 7,494,249
    Short-term investments                                           -                 8,568,280
    Prepaid expenses and other current assets                  112,007                   419,943
                                                            ----------               -----------
        Total current assets                                 4,226,827                16,482,472
                                                            ----------               -----------
Property and equipment, at cost:
    Laboratory equipment                                        70,501                    99,361
    Equipment under capital leases                             675,262                   675,262
    Furniture and office equipment                             195,363                   211,580
    Leasehold improvements                                      51,424                    51,424
                                                            ----------               -----------
                                                               992,550                 1,037,627
    Less- Accumulated depreciation
                   and amortization                            358,823                   522,802
                                                            ----------               -----------
                                                               633,727                   514,825
                                                            ----------               -----------

Long-term investments                                                -                 4,600,534
Deferred financing cost, net                                   299,730                         -
                                                            ----------               -----------
                                                            $5,160,284               $21,597,831
                                                            ==========               ===========






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  DIACRIN, INC.

                                                   BALANCE SHEETS
                                                    (UNAUDITED)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            December 31,            September 30,
                                                                1995                    1996
                                                            ------------            -------------

Current liabilities:
    Accounts payable                                        $    191,014            $    163,984
    Accrued expenses                                           1,126,477                 793,582
    Current obligations under capital leases                     156,448                 173,123
                                                            ------------            ------------
        Total current liabilities                              1,473,939               1,130,689
                                                            ------------            ------------

Long-term debt:
    Long-term obligation under capital leases                    549,883                 417,738
    Convertible notes payable                                  7,000,000                       -
                                                            ------------            ------------
        Total long-term debt                                   7,549,883                 417,738
                                                            ------------            ------------

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, Authorized--
        2,990,119 shares at December 31, 1995 and
        5,000,000 shares at September 30, 1996;
        none issued and outstanding                                    -                       -
    Convertible preferred stock, $.01 par value,
        Series A- Authorized, issued and
            outstanding-- 6,484,331 shares at December
            31, 1995 and none at September 30, 1996               64,843                       -
        Series B- Authorized-- 3,833,503 shares at
            December 31, 1995 and none at
            September 30, 1996; issued and outstanding--
            2,446,917 shares at December 31, 1995 and
            none at September 30, 1996                            24,469                       -
        Series C- Authorized, issued and
            outstanding-- 4,455,000 shares at December
            31, 1995 and none at September 30, 1996               44,550                       -
        Series D- Authorized-- 2,009,881 shares at
            December 31, 1995 and none at
            September 30, 1996; none issued and outstanding            -                       -
    Common stock, $.01 par value; Authorized-- 30,000,000
            shares; issued and outstanding, 381,852 shares
            and 12,793,287 shares at December 31, 1995
            and September 30, 1996, respectively                   3,819                 127,933
    Additional paid-in capital                                23,322,306              51,762,804
    Deficit accumulated in the development stage             (27,323,525)            (31,841,333)
                                                            ------------            ------------
            Total stockholders' equity (deficit)              (3,863,538)             20,049,404
                                                            ------------            ------------
                                                            $  5,160,284            $ 21,597,831
                                                            ============            ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  DIACRIN, INC.

                                              STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                              Three Months                Nine Months
                                           Ended September 30,         Ended September 30,           October 10, 1989
                                       -------------------------   --------------------------           (inception)
                                           1995          1996          1995           1996         to September 30, 1996
                                       -----------   -----------   -----------    -----------      ---------------------


OPERATING EXPENSES:
    Research and development           $ 1,123,555   $ 1,504,842   $ 3,320,680    $ 4,247,122           $ 27,709,545
    General and administrative             278,099       342,838       843,933        998,542              6,366,301
                                       -----------   -----------   -----------    -----------           ------------

      Total operating expenses           1,401,654     1,847,680     4,164,613      5,245,664             34,075,846

INTEREST AND OTHER INCOME                   93,251       363,317       215,242        865,649              2,861,029

INTEREST EXPENSE                          (155,703)      (21,825)     (242,230)      (137,793)              (626,516)
                                       -----------   -----------   -----------    -----------           ------------

        Net loss                       $(1,464,106)  $(1,506,188)  $(4,191,601)   $(4,517,808)          $(31,841,333)
                                       ===========   ===========   ===========    ===========           ============

PRO FORMA NET LOSS
    PER COMMON SHARE                   $      (.15)  $      (.12)  $      (.42)   $      (.37)
                                       ===========   ===========   ===========    ===========

SHARES USED IN COMPUTING
     PRO FORMA NET LOSS
       PER COMMON SHARE                 10,056,221    12,767,042    10,052,760     12,312,929
                                       ===========   ===========   ===========    ===========








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  DIACRIN, INC.

                                              STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                            Nine Months
                                                                         Ended September 30,             October 10, 1989
                                                                     --------------------------             (inception)
                                                                         1995          1996            to September 30, 1996
                                                                     -----------   ------------        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(4,191,601)  $ (4,517,808)           $(31,841,333)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                  159,907        166,448               1,162,246
          Expense related to grant of stock options                            -              -                 860,396
    Changes in assets and liabilities-
       Prepaid expenses and other current assets                         102,697       (307,936)               (419,943)
       Accounts payable                                                 (203,127)       (27,030)                163,984
       Accrued expenses                                                  105,726         44,990               1,171,467
                                                                     -----------   ------------            ------------

              Net cash used in operating activities                   (4,026,398)    (4,641,336)            (28,903,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                         -     (8,568,280)             (8,568,280)
    Purchases of property and equipment, net                             (52,350)       (45,077)             (1,405,255)
    Increase in long-term investments                                          -     (4,600,534)             (4,600,534)
    Decrease in note receivable from officer                              37,500              -                       -
                                                                     -----------   ------------            ------------
              Net cash used in investing activities                      (14,850)   (13,213,891)            (14,574,069)
                                                                     -----------   ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of preferred stock                                  -              -              22,567,640
    Net proceeds from sale of common stock and warrants                    9,271     21,134,442              21,170,714
    Principal payments under capital leases                             (136,062)      (115,470)               (494,280)
    Proceeds from sale/leaseback of equipment                            142,318              -                 826,895
    Proceeds from sale of 7.5% convertible notes                       7,000,000              -               7,000,000
    (Increase) decrease in deferred financing costs                      (93,424)       215,684                 (95,147)
    Repurchase of common stock                                                 -              -                  (4,321)
                                                                     -----------   ------------            ------------

              Net cash provided by financing activities                6,922,103     21,234,656              50,971,501
                                                                     -----------   ------------            ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              2,880,855      3,379,429               7,494,249

CASH AND CASH EQUIVALENTS, beginning of period                         2,752,193      4,114,820                       -
                                                                     -----------   ------------            ------------

CASH AND CASH EQUIVALENTS, end of period                             $ 5,633,048   $  7,494,249            $  7,494,249
                                                                     ===========   ============            ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Increase in equipment under capital leases                       $  (142,318)  $          -            $ (1,085,141)
    Increase in capital lease obligations                            $   142,318   $          -            $  1,085,141
    Conversion of notes and accrued interest
       into common stock, net of financing costs                     $         -   $  7,296,308            $  7,296,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                  $    67,230   $     69,095            $    244,081
                                                                     ===========   ============            ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  DIACRIN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      Operations and Basis of Presentation
--------------------------------------------

        Diacrin, Inc. (the Company) was incorporated on October 10, 1989 and is developing transplantable porcine (pig) cells for the treatment of human diseases which are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent.

        The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development of commercially usable products, competition from substitute products and larger companies, and the ability to obtain adequate additional financing necessary to fund product development. The Company has incurred losses of $31,841,333 since inception and has funded those losses primarily through the issuance of equity and debt securities.

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

2.      Summary of Significant Accounting Policies
--------------------------------------------------

        (a)    Principles of Consolidation

        The accompanying consolidated balance sheet as of December 31, 1995 and consolidated statements of operations and cash flows for the nine month periods include the accounts of the Company and its wholly owned subsidiary, Diacrin Securities Corporation. All material intercompany accounts and transactions have been eliminated in consolidation. This subsidiary was dissolved on June 13, 1996.

        (b)    Pro Forma Net Loss per Common Share

        Pro forma net loss per common share is based on the weighted average number of common shares outstanding assuming the automatic conversion of all outstanding shares of Series A, B and C convertible preferred stock into 6,693,121 shares of common stock and the automatic conversion of the outstanding $7,000,000 convertible notes payable into 2,799,999 shares of common stock, both of which occurred upon the closing of the Company's initial public offering on February 16, 1996. Common stock issued after December 1, 1994 and common stock issuable pursuant to stock options or warrants granted after December 1, 1994 have been reflected as outstanding for the three and nine months ended September 30, 1995 and for the period from January 1, 1996 through the effective date of the Company's initial public offering using the treasury stock method as required by the Securities and Exchange Commission. Other shares of stock issuable pursuant to stock options and warrants have not been included as their effect would be antidilutive.

                                  DIACRIN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.      Cash Equivalents and Investments
----------------------------------------

        The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have original maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1995 and September 30, 1996 consisted of the following:

                                                               December 31,    September 30,
                                                                   1995            1996
                                                               ------------    -------------

Cash and cash equivalents-
    Cash                                                        $        -       $        -
    Money market mutual fund                                             -        6,594,249
    Commercial paper                                             4,114,820          900,000
                                                                ----------       ----------
                                                                $4,114,820       $7,494,249
                                                                ==========       ==========

Short-term investments-
    Corporate notes (wtd. avg. maturity of 8 months)            $        -       $8,568,280
                                                                ==========       ==========

Long-term investments-
    Corporate notes (wtd. avg. maturity of 14 months)           $        -       $4,600,534
                                                                ==========       ==========


4.      Initial Public Offering
-------------------------------

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

5.      Collaboration Agreement
-------------------------------

        In September 1996, the Company and Genzyme Corporation ("Genzyme") formed a joint venture to develop and commercialize the Company's NeuroCell[Trademark]-PD and NeuroCell[Trademark]-HD products for transplantation into people with advanced Parkinson's disease and Huntington's disease, respectively. Under the terms of the joint venture agreement, which is effective October 1, 1996, Genzyme has agreed to provide 80% of the next $50 million in funding for the two products. All costs incurred in excess of $50 million will be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Profits of the joint venture will be shared equally by the two parties.

                                  DIACRIN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

        Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. Although the Company has not received any collaborative research and development revenue to date, it expects to generate such revenue under the joint venture agreement with Genzyme. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in further fluctuating operating losses for at least the next several years. At September 30, 1996, the Company had an accumulated deficit of $31.8 million.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------
1995
----

        Research and development expenses were $1.5 million for the three months ended September 30, 1996 versus $1.1 million for the three months ended September 30, 1995. The 34% increase was primarily due to an increase in the external costs of conducting Phase 1 human clinical trials of the Company's NeuroCell[Trademark]-PD and NeuroCell[Trademark]-HD product candidates and the additional internal quality control and clinical affairs staffing necessary to support these trials.

        General and administrative expenses were $343,000 for the three months ended September 30, 1996 versus $278,000 for the three months ended September 30, 1995. The 23% increase was primarily due to professional fees incurred during the 1996 quarter in the negotiation of the joint venture agreement between the Company and Genzyme, as well as the increased costs of shareholder relations, professional fees and insurance expense since the Company completed its initial public offering in February 1996.

        Interest and other income was $363,000 for the three months ended September 30, 1996 versus $93,000 for the three months ended September 30, 1995. The increase was primarily due to additional interest income realized on substantially higher cash balances available for investment as a result of the initial public offering.

        Interest expense was $22,000 for the three months ended September 30, 1996 versus $156,000 for the three months ended September 30, 1995. The decrease was primarily attributable to the recognition of interest expense during the 1995 period on the Company's $7.0 million of Convertible Notes which were issued in May 1995 and converted to common stock upon the closing of the Company's initial public offering in February 1996.

        The Company incurred a net loss of approximately $1.5 million for each of the three month periods ended September 30, 1996 and 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995
--------------------------------------------------------------------------------

        Research and development expenses were $4.2 million for the nine months ended September 30, 1996 versus $3.3 million for the nine months ended September 30, 1995. The 28% increase was primarily due to an increase in the external costs of conducting Phase 1 human clinical trials of the Company's NeuroCell[Trademark]-PD and NeuroCell[Trademark]-HD product candidates and the additional internal quality control and clinical affairs staffing necessary to support these trials.

        General and administrative expenses were $999,000 for the nine months ended September 30, 1996 versus $844,000 for the nine months ended September 30, 1995. The 18% increase was primarily due to increased costs of shareholder relations, professional fees and insurance expense since the Company completed its initial public offering in February 1996, as well as professional fees incurred in the current year period in the negotiation of the joint venture agreement between the Company and Genzyme.

        Interest and other income was $866,000 for the nine months ended September 30, 1996 versus $215,000 for the nine months ended September 30, 1995. The increase was primarily due to additional interest income realized on substantially higher cash balances available for investment as a result of the initial public offering.

        Interest expense was $138,000 for the nine months ended September 30, 1996 versus $242,000 for the nine months ended September 30, 1995. The 43% decrease was primarily attributable to greater interest expense recognized during the 1995 period on the Company's $7.0 million of Convertible Notes which were issued in May 1995 and converted to common stock upon the closing of the Company's initial public offering in February 1996.

        The Company incurred a net loss of approximately $4.5 million for the nine months ended September 30, 1996 versus a net loss of approximately $4.2 million for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company has financed its activities primarily with the net proceeds from private sales of preferred stock, which in the aggregate have totaled approximately $22.6 million; from the issuance of $7.0 million of convertible notes payable; and from the net proceeds of the Company's public offering of common stock and warrants. At September 30, 1996, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $20.7 million and working capital of approximately $15.4 million.

        The Company purchased approximately $1.4 million of capital equipment through September 30, 1996. Of the $1.4 million of purchased capital equipment, approximately $805,000 was sold in December 1994 for proceeds of $600,000 and subsequently leased back over a four-year term. In addition, approximately $142,000 and $85,000 was sold in June 1995 and December 1995, respectively, for its original cost and subsequently leased back over a four-year term. The Company had no material commitments for capital expenditures as of September 30, 1996.

        The Company believes that its existing funds, together with projected future funding under the joint venture agreement with Genzyme, will be sufficient to fund its operating expenses and capital requirements as currently planned through 1998. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors. For a more detailed discussion of these and other factors that may affect the Company's future operating results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.

        (a) EXHIBITS. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

        (b) REPORTS ON FORM 8-K. On October 2, 1996, the Company filed a Form 8-K dated September 26, 1996 reporting the formation of the joint venture with Genzyme.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DIACRIN, INC.



November 12, 1996                            /s/ Thomas H. Fraser
                                             ---------------------------
                                             Thomas H. Fraser
                                             President and Chief
                                             Executive Officer



                                             /s/ Mark J. Fitzpatrick
                                             ---------------------------
                                             Mark J. Fitzpatrick
                                             Director of Finance and
                                             Administration & Treasurer

                                  EXHIBIT INDEX
                                  -------------

                                  DIACRIN, INC.

Exhibit No.                           Title
-----------                           -----

10.18* Collaboration Agreement among Diacrin, Inc., Genzyme Corporation and Diacrin/Genzyme, LLC dated as of October 1, 1996

10.19*         Operating Agreement of Diacrin/Genzyme LLC







--------------------
*     Confidential treatment requested as to certain portions of this exhibit