Form 10-Q/A
period 1996-09-30
DIACRIN INC /DE/
filed 1997-02-07
CIK 887137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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


                                             DIACRIN, INC.



February 6, 1997                             /s/ Thomas H. Fraser
                                             ---------------------------
                                             Thomas H. Fraser
                                             President and Chief
                                             Executive Officer



                                             /s/ Mark J. Fitzpatrick
                                             ---------------------------
                                             Mark J. Fitzpatrick
                                             Vice President of Finance and
                                             Administration & Chief Financial
                                             Officer

                                  EXHIBIT INDEX
                                  -------------

                                  DIACRIN, INC.

Exhibit No.                           Title
-----------                           -----

 10.18* Collaboration Agreement among Diacrin, Inc., Genzyme Corporation and Diacrin/Genzyme, LLC dated as of October 1, 1996

+10.19*        Operating Agreement of Diacrin/Genzyme LLC




--------------------
*     Confidential treatment requested as to certain portions of this exhibit

+     Previously filed.