Form 10-K
period 1996-12-31
DIACRIN INC /DE/
filed 1997-03-28
CIK 887137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                           COMMISSION FILE NO. 0-20139

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

          Securities registered pursuant to Section 12 (b) of the Act:
     Title of each class               Name of each exchange on which registered
            None                                         None

          Securities registered pursuant to Section 12 (g) of the Act:
                               Title of each class
                          Common Stock, $.01 par value
        Common Stock Purchase Warrants (original date of issue: 2/12/96)

Units, each consisting of one share of Common Stock, $.01 par value and one
                         Common Stock Purchase Warrant*
       CommonStock Purchase Warrants (original date of issue: 11/14/91)*

     * A Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 has been filed with respect to these securities but has not yet become effective.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO   .
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on March 21, 1997) was $106,387,723.

     As of March 21, 1997, 13,198,170 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Specifically identified portions of the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the Company's fiscal year end, are incorporated by reference into Part III.

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements, including information with respect to expected timetables for the completion of ongoing Phase 1 clinical trials and commencement of Phase 2 clinical trials for NeuroCell(TM)-PD and NeuroCell(TM)-HD, the expected timetables and duration of any planned future clinical or preclinical trials for any of the Company's other product candidates, development funding expected to be received in connection with the Diacrin/Genzyme joint venture and the expected sources of porcine cells used in the Company's products. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II of this Annual Report on Form 10-K.

ITEM 1.   BUSINESS
          --------

     Diacrin is developing proprietary populations of transplantable porcine
(pig) cells for the treatment of human diseases which are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Candidate cell types for transplantation include: neurons for the treatment of Parkinson's disease, Huntington's disease, focal epilepsy and cognitive disorders; hepatocytes (liver cells) for the treatment of liver failure and familial hypercholesterolemia; and cardiac myocytes for the treatment of cardiac disease. In March 1995, the United States Food and Drug Administration ("FDA") cleared the Company to conduct the first ever clinical trial of transplanted porcine cells in humans and in April 1995 the Company initiated a Phase 1 clinical trial to evaluate NeuroCell(TM)-PD for the treatment of Parkinson's disease. The Company completed enrollment in this 12-patient Phase 1 clinical trial of NeuroCell(TM)-PD in October 1996. In May 1996, the Company initiated a Phase 1 clinical trial to evaluate NeuroCell(TM)-HD for the treatment of Huntington's disease and in March 1997, it completed enrollment of all 12 patients in the trial.

     While the feasibility of cell transplantation has been demonstrated clinically by others, widespread use in clinical applications has been hampered by the lack of an adequate supply of human donor cells. To overcome this constraint, Diacrin has pioneered the use of porcine cells for clinical transplantation. The Company believes that pigs will be a reliable source of a wide range of cell types suitable for transplantation into humans. The Company has shown in preclinical studies and early clinical trials that, under standard immunosuppressive regimens, transplanted porcine cells are capable of addressing the functional deficits caused by cell damage or cell death.

     In addition, Diacrin is developing a proprietary immunomodulation technology which is exclusively licensed to the Company from the Massachusetts General Hospital ("MGH"). This technology involves the selective treatment of major histocompatibility complex ("MHC") class I antigens on cell populations prior to transplantation to prevent the patient's immune system from rejecting the transplanted cells. The Company's approach would obviate the need for chronic immunosuppression, which may leave the patient vulnerable to a wide range of undesirable side effects, including susceptibility to infectious agents and cancer. Preclinical studies in animal models, including primates, have confirmed the ability of the Company's immunomodulation technology to prevent rejection of transplanted porcine cells without compromising the ability of the immune system to protect the recipient in its normal fashion. Neurons, hepatocytes and cardiac myocytes treated with Diacrin's proprietary immunomodulation technology have been successfully transplanted into animals without immunosuppression. This technology is presently being evaluated in both Parkinson's disease and Huntington's disease patients as part of Phase 1 clinical trials of NeuroCell(TM)-PD and NeuroCell(TM)-HD, respectively.

     The FDA has granted orphan drug designation for NeuroCell(TM)-PD for advanced Parkinson's disease and NeuroCell(TM)-HD for Huntington's disease. Each received both a designation for use of the product with Diacrin's immunomodulation technology to prevent rejection and a designation for use without this technology. Under current law, the first developer to receive FDA marketing approval for a designated orphan drug is generally entitled to a seven-year exclusive marketing period in the United States.

     In September 1996, the Company and Genzyme Corporation ("Genzyme") formed Diacrin/Genzyme LLC (the "Joint Venture"), a joint venture to develop and commercialize NeuroCell(TM)-PD and NeuroCell(TM)-HD (the "Joint Venture Products"). Under the terms, and subject to certain conditions, of the Joint Venture agreement, which was effective October 1, 1996, Genzyme has agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the Joint Venture Products. All costs incurred in excess of $50 million are to be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Any profits of the Joint Venture are to be shared equally by the two parties. The Joint Venture agreement and related development plan contemplate that Diacrin will perform, on behalf of the Joint Venture, the substantial portion of development activities in connection with the Joint Venture Products and that Genzyme will market and sell the Joint Venture Products on a cost reimbursement basis on behalf of the Joint Venture.

     Diacrin has four additional products in various stages of preclinical development: (i) NeuroCell(TM)-FE for the treatment of complex partial epileptic seizures, a condition that currently may not be well-controlled with existing drug therapy or surgery; (ii) NeuroCell(TM)-CD for the treatment of cognitive disorders; (iii) HepatoCell(TM) for the treatment of acute liver failure and familial hypercholesterolemia, a disease caused by a defective low density lipoprotein ("LDL") receptor gene that can lead to elevated serum cholesterol levels and coronary heart disease; and (iv) CardioCell(TM) for the treatment of cardiac disease.

DIACRIN'S TRANSPLANTATION TECHNOLOGY

     While the feasibility of cell transplantation has been demonstrated clinically by others, widespread use in clinical applications has been hampered by the lack of an adequate supply of human donor cells. To overcome this constraint, Diacrin has pioneered the use of porcine cells for clinical transplantation and in March 1995 received the first FDA clearance to transplant porcine cells into humans. Each step of Diacrin's production process has been carefully designed and is tightly controlled in order to obtain cells suitable for human transplantation. The Company has developed procedures to screen pigs thoroughly for infectious agents and then isolate donor pigs in specially-filtered rooms. In the case of NeuroCell(TM)-PD and NeuroCell(TM)-HD, where fetal cells are required, Diacrin harvests tissue of appropriate fetal age and type under current good manufacturing practices ("cGMPs"). Specific cell populations from the harvested tissue are then isolated and prepared at Diacrin's facilities. These procedures are done in accordance with proposed FDA guidelines covering xenotransplantation. The Company has worked closely with the FDA to provide input in the development of these guidelines. The implementation of these guidelines is necessary to avoid contamination of transplanted cellular products with infectious agents. The Company has filed patent applications to protect its proprietary donor pig qualification and cell harvesting processes and related products.

         Current transplantation technology generally requires the recipient to be immunosuppressed in order to avoid graft rejection. T cells, the main cells involved in directing the body's immune response, recognize and bind to MHC class I antigens. Binding of foreign MHC class I antigens triggers a cascade of events which results in destruction of the engrafted cells that display these antigens. Cyclosporine, a standard immunosuppressive agent, prevents this rejection process. Using cyclosporine, Diacrin has demonstrated survival of transplanted porcine cells in a variety of preclinical animal models and has histologically documented survival of transplanted porcine neurons in a deceased patient who had advanced Parkinson's disease.

     Diacrin is also developing proprietary immunomodulation technology which involves the treatment of isolated cell populations prior to transplantation with antibody fragments directed against MHC class I antigens in order to obviate the need for generalized immunosuppression using agents such as cyclosporine. Chronic generalized immunosuppression may result in complications such as increased susceptibility to infectious diseases and cancer. Preclinical studies performed by Diacrin scientists and academic collaborators have shown that neural cells, hepatocytes and cardiac myocytes that have been pretreated using Diacrin's immunomodulation technology prior to transplantation survived in several animal models without immunosuppression. Since the antibody fragments would not be expected to remain permanently bound to the engrafted cells, the long-term survival of the engrafted cells seen in these studies suggests that the graft recipient's immune system has "learned" to accept the graft. Thus, the Company believes that treatment of cells with antibody fragments prior to transplantation will induce a state of graft-specific immunological tolerance, which would allow continued survival of the transplanted cells. In connection with its ongoing Phase 1 clinical trials, six Parkinson's disease patients and six Huntington's disease patients have been transplanted with pre-treated NeuroCell(TM)-PD and NeuroCell(TM)-HD using no immunosuppression. The Company believes that, given the severity of advanced Parkinson's disease and Huntington's disease, both NeuroCell(TM)-PD and NeuroCell(TM)-HD would be useful products even if they require the use of chronic immunosuppression.

PRODUCT DEVELOPMENT PROGRAMS

     Diacrin is focusing its research and development activities on the production and transplantation of proprietary populations of porcine cells for use in the treatment of intractable human diseases. The Company is developing products to address important medical needs which represent a broad-based application of Diacrin's technologies for cell production and transplantation. Candidate cell types for transplantation include: neurons for treatment of Parkinson's disease, Huntington's disease, focal epilepsy and cognitive disorders; hepatocytes for treatment of acute liver failure and familial hypercholesterolemia; and cardiac myocytes for treatment of cardiac disease.



                                       DIACRIN PRODUCT DEVELOPMENT PROGRAMS

-------------------------------------------------------------------------------------------------------------------------------
   PRODUCT                      DISEASE                                     THERAPEUTIC ACTIVITY              DEVELOPMENT
  CANDIDATE                    INDICATION                DEFECT             OF TRANSPLANTED CELLS               STATUS
-------------------------------------------------------------------------------------------------------------------------------
NeuroCell(TM)-PD           Parkinson's disease     Death of                 Regulated release of            Phase 1 accrual
                                                   dopaminergic neurons     dopamine at synapses               completed
                                                   in specific brain
                                                   regions

NeuroCell(TM)-HD           Huntington's disease    Death of GABAergic       Reconstitution of neuronal      Phase 1 accrual
                                                   neurons in specific      pathways and regulated             completed
                                                   brain regions            release of GABA at synapses

NeuroCell(TM)-FE           Focal epilepsy          Inappropriate            Inhibition of epileptic           Preclinical
                                                   neuronal firing          focus

NeuroCell(TM)-CD           Cognitive disorders     Depletion of             Regulated release of              Preclinical
                                                   cholinergic neurons      acetylcholine at synapses
                                                   in specific brain
                                                   regions

HepatoCell(TM)             Acute liver failure     Hepatocyte death         Liver function                    Preclinical

                           Familial                Defect in expression     Liver cells with normal LDL       Preclinical
                           hypercholesterolemia    of LDL receptor on       receptors metabolize
                                                   liver cells              circulating cholesterol

CardioCell(TM)             Cardiac disease         Diseased or damaged      Provide functional cardiac        Preclinical
                                                   myocardium               contractile tissue
-------------------------------------------------------------------------------------------------------------------------------

NEUROCELL(TM)-PD FOR PARKINSON'S DISEASE

     Parkinson's disease is a neurodegenerative disease that results from the loss of dopamine-producing neurons within an area of the brain called the substantia nigra, causing the loss of coordinated muscular activity. The disease is generally characterized by progressively worsening physical conditions including difficulty in movement, muscular rigidity, tremors and postural instability. The majority of Parkinson's disease patients are first diagnosed between the ages of 45 and 65. In addition to a decreased quality of life, Parkinson's disease may also result in premature death. In the United States, there are approximately 500,000 people afflicted with Parkinson's disease. These patients can be classified according to the severity of their disease by Hoehn and Yahr staging, from stage 1 early in the disease process to stage 5 when the disease has progressed to result in the patient being bedridden or wheelchair-bound. NeuroCell(TM)-PD will be directed to the treatment of patients in stage 4 and stage 5, which the Company estimates to be between 115,000 and 155,000 patients in the United States. With the increasing average age of the population, the prevalence of Parkinson's disease is expected to increase. The Company has received orphan drug designation for NeuroCell(TM)-PD. See "Government Regulation."

     Current therapies consist of administration of levodopa ("L-dopa"), a precursor of dopamine, and dopamine analogues. However, L-dopa is only effective for a limited period of time, with most patients experiencing a progressive reduction in drug efficacy over a 10 to 15 year period, due to the cumulative loss of viable neurons and tolerance to L-dopa. In addition, L-dopa therapy can result in severe side-effects including dyskinesias and hallucinations. No currently available therapy prevents progression of, or addresses the neurological deficit caused by, Parkinson's disease.

     Clinical researchers have recently shown that transplantation of human fetal neural cells into Parkinsonian patients is effective in treating the disease. For example, Swedish researchers have demonstrated survival and function of transplanted human fetal cells in Parkinson's disease patients in an ongoing study commenced in 1989. This study has shown cells surviving for at least seven years and improvements in the patients' condition. However, widespread clinical application is limited by the lack of availability of human fetal neural cells and ethical concerns regarding the use of human fetal tissue. Moreover, even when available, the quality of human fetal cells is variable, which may limit the clinical effectiveness of such treatment.

     Diacrin's approach to the treatment of Parkinson's disease is to produce and transplant NeuroCell(TM)-PD to replace the function of those neurons damaged by the disease. The Company and its collaborators have shown in animal models that these transplanted cells become integrated into the surrounding brain tissue and correct functional defects. While NeuroCell(TM)-PD is not a cure for Parkinson's disease, the goal of this treatment is to significantly improve the clinical condition of patients with severe Parkinson's disease sufficiently to allow them to function independently.

     Diacrin harvests fetal porcine midbrain cells under cGMPs for transplantation. These cells are functionally indistinguishable from human fetal neural cells. The porcine tissue source has been developed by Diacrin in conjunction with Tufts University School of Veterinary Medicine ("Tufts"). The cell isolation and testing has been done in conjunction with the Company's academic collaborators at Harvard Medical School. Company scientists, in conjunction with academic collaborators, have shown reversal of the Parkinson's symptoms in a rodent model of Parkinson's disease transplanted with NeuroCell(TM)-PD. Under a Diacrin-sponsored research program, a non-human primate model for Parkinson's disease was transplanted with NeuroCell(TM)-PD. Results confirmed the presence of viable cells in the transplantation site at the conclusion of this 17-month study.

     In October 1996, enrollment in a Phase 1 clinical trial of NeuroCell(TM)-PD in severe Parkinson's disease patients was completed. This trial, which was initiated by the Company in April 1995 and, since October 1996, has been conducted by Diacrin on behalf of the Joint Venture, was the first FDA-authorized trial of transplantation of porcine cells into humans. Although the study was designed to evaluate the safety of NeuroCell(TM)-PD, its effects on the Parkinson's disease symptoms of the transplant recipients are also being evaluated. The NeuroCell(TM)-PD clinical trial is being conducted at the Lahey Hitchcock Clinic in Burlington, Massachusetts and at Boston University School of Medicine under an IND application.

     All twelve patients were transplanted using standard stereotactic surgical techniques. Eleven patients continue to be evaluated as part of the clinical trial. In January 1996, the twelfth patient, a 69-year old male who had undergone NeuroCell(TM)-PD transplant surgery in May 1995, died of a pulmonary embolism. An autopsy determined that this patient's death was unrelated to the transplant. A histological study of this patient published in the March 1997 issue of Nature Medicine demonstrated that fetal pig neural cells survived and matured in his brain. This study marked the first published documentation of survival of cells transplanted from another species into the human brain and the appropriate growth of the non-human neurons in a Parkinsonian brain.

     It is expected that any clinical improvement of Parkinson's disease patients after transplantation will occur gradually as the fetal pig neurons mature. All six of the Parkinson's disease patients in the Phase 1 clinical study who have been evaluated at least nine months post-transplantation have shown medically significant clinical improvement as measured by the Unified Parkinson's Disease Rating Scale. Assuming successful completion of the Phase 1 clinical trial, the Joint Venture plans to initiate a Phase 2 pivotal clinical trial in mid-1997.

NEUROCELL(TM)-HD FOR HUNTINGTON'S DISEASE

     Huntington's disease is a genetic disorder which is caused by a loss of the specific type of neurons which produce the neurotransmitter gamma aminobutyric acid ("GABA"). The loss of these GABAergic cells results in a progressive deterioration marked by discordant movement, intellectual impairment and a spectrum of psychiatric and behavioral disturbances. The majority of cases of Huntington's disease first present between 40 and 50 years of age. There are approximately 25,000 people diagnosed with Huntington's disease in the United States. Currently there is no effective therapy for Huntington's disease. Treatment is palliative with tranquilizers and anti-psychotic drugs being the only options. The Company has received orphan drug designation for NeuroCell(TM)-HD. See "Government Regulation."

     Diacrin's approach to treating this disease consists of producing and transplanting NeuroCell(TM)-HD to replace the function of neurons damaged by Huntington's disease. Fetal porcine neurons from an area of the brain called the corpus striatum are harvested under cGMPs for transplantation into the striatum of the graft recipient's brain. Diacrin and its scientific collaborators have tested NeuroCell(TM)-HD in a non-human primate model of Huntington's disease. Results indicate that NeuroCell(TM)-HD has significantly improved the behavioral defect in this model. This study demonstrated that the transplanted neural cells become integrated into the brain tissue and assumed the function of GABAergic neurons which have been destroyed in this model.

     The Company, on behalf of the Joint Venture has completed enrollment in an FDA authorized 12-patient Phase 1 clinical trial with NeuroCell(TM)-HD which began in May 1996. The Company is not aware of any other potential treatment of Huntington's disease cleared by the FDA for clinical trials in the United States. The Phase 1 clinical trial is being conducted at the Boston University School of Medicine, Lahey Hitchcock Clinic, and Brigham and Women's Hospital in Boston and at Rush-Presbyterian-St. Luke's Medical Center in Chicago. As with neural cell transplantation for Parkinson's disease, it is expected that any clinical improvement in the Huntington's disease patients would occur gradually over a period of months. Assuming successful completion of the Phase 1 clinical trial, the Joint Venture plans to initiate a Phase 2 clinical trial in early 1998.

NEUROCELL(TM)-FE FOR FOCAL EPILEPSY

     Epilepsy is a chronic, recurrent disorder characterized by excessive neuronal discharge in the brain, causing muscle spasms or convulsions. Epileptic seizures are usually associated with some alteration of consciousness. The seizures are of many different types and arise as a result of diverse pathologies. Epilepsy is one of the most common neurological disorders and is estimated to affect 1.8 million people in the United States.

     Epileptic seizure classification is important clinically since it determines the drug therapy used for seizure control. Clinical diagnosis of seizures includes differentiation by onset and whether or not consciousness is lost. Seizures can be classified into three broad categories based on onset: generalized seizures, partial seizures and unclassified seizures. Generalized seizures exhibit no focus of onset, cause loss of consciousness and may or may not cause convulsions. They comprise approximately 40% of all epileptic seizures. Partial seizures have a focal onset and may cause loss of consciousness (complex partial seizures) or may not cause loss of consciousness (simple partial seizures). Partial seizures comprise approximately 57% of all epileptic seizures. The remaining 3% of seizures are unclassified.

     The anti-epileptic drugs currently used fail to control seizure activity in a significant number of patients and frequently cause side effects that range in severity from minimal impairment of the central nervous system to death from aplastic anemia or hepatic failure. In 1993, the market for anti-epileptic agents was approximately $525 million in the United States.

         Diacrin's initial therapeutic focus in this area will be in the treatment of patients with complex partial seizures. By several estimates, approximately 200,000 patients with complex partial epilepsy have seizures that are not well-controlled with currently available drug therapy. The only other therapy available to these refractory patients is surgical removal of portions of the temporal lobe, amygdala and hippocampus. However, if the dominant side of the brain is the origin of the seizures or if multiple foci originate seizure activity, then surgical removal is not possible and there are no therapeutic alternatives. This is believed to be the case in approximately 80% of the candidates for corrective neurosurgery. Accordingly, the Company estimates that approximately 160,000 of the patients with intractable focal epilepsy, including those who currently have no available treatment options, may benefit from NeuroCell(TM)-FE transplantation.

     Because focal epilepsy is characterized by excessive electrical activity in a localized area and the spread of this activity through the brain, Diacrin's approach to therapy is to apply its proprietary technology to the production and transplantation of NeuroCell(TM)-FE in order to exert an inhibitory effect on the hyperexcitable brain region. The source of inhibitory neurons being evaluated for NeuroCell(TM)-FE is the lateral ganglionic eminence within the fetal porcine striatum. Diacrin has demonstrated survival and safety of transplanted NeuroCell(TM)-FE in a preclinical animal model when transplanted into the hippocampus. The Company intends to seek FDA approval in 1997 to initiate a Phase 1 clinical trial.

NEUROCELL(TM)-CD FOR COGNITIVE DISORDERS

     Approximately 800,000 people in the United States suffer from severe cognitive disorders associated with neuronal loss due to aging and not associated with recognized diseases such as Alzheimer's disease. Cognitive impairment and dementia have been associated with the loss of cholinergic neurons within the brain. This has led to the cholinergic hypothesis of geriatric memory dysfunction in which the decline of this neurotransmitter system is implicated in the cognitive deficits of aging. Attempts to improve memory function by improving cholinergic neuron function have been largely unsuccessful.

     In contrast, transplantation of fetal cholinergic neurons has been shown by others to effectively improve cognitive function in both rat and primate models of aging. For fetal cell transplantation, fetal forebrain cells rich in cholinergic neurons are isolated and then transplanted into the neocortex or hippocampus of the recipient. With time, these transplanted neurons send out numerous axonal projections that are then capable of releasing acetylcholine, the neurotransmitter of the cholinergic system, via synaptic release.

     Diacrin's approach to the treatment of cognitive disorders is to apply its proprietary technology to the production and transplantation of NeuroCell(TM)-CD (fetal porcine cholinergic neurons). Currently, NeuroCell(TM)-CD preparations have been isolated, characterized and optimized by in vitro measures for transplantation into aged rats. Additionally, these cells have been transplanted into normal rats to demonstrate survival and that the grafts are composed of the correct cell types. Additional transplants are being performed into experimentally lesioned rats with cognitive deficits so that their function and pattern of engraftment and neurite outgrowth can be assessed. Simultaneously, aged rats are being tested and selected as recipients for NeuroCell(TM)-CD transplants. These aged rat recipients will then be tested for cognitive performance after transplantation. Assuming successful completion of these animal studies, the Company intends to seek FDA clearance to initiate human clinical trials.

HEPATOCELL(TM) FOR ACUTE LIVER FAILURE

     Acute liver failure is a condition with high mortality and sudden onset caused by severe liver injury. The disease is characterized by hepatic encephalopathy and occurs in previously healthy, often young patients. This type of acute liver failure can be caused by a variety of insults to the liver that include hepatitis A, B and non-A, non-B viral infection, drug or toxin induced liver disease, and metabolic liver disease. The patient is kept in intensive care during acute hepatic failure as the disease can rapidly progress to coma and death. Approximately 40,000 cases of acute hepatic failure are treated each year in the United States. About 2,000 of the afflicted patients die annually from the disorder.

     Acute liver failure is divided into four grades: in the early stages (I and II) the patient experiences disorientation and incipient stupor. This is followed by coma in grades III and IV. At the present time, there is no good treatment for acute hepatic failure except for liver transplantation, an expensive therapy available to only a low percentage of patients prior to death. The prognosis for patients in grades III and IV coma is poor, with less than 20% survival of patients in grade IV coma. Other therapies that have been attempted for acute hepatic failure are the use of extra-corporeal liver assist devices. However, hemoperfusion and dialysis devices have not shown consistent clinical benefit, and the efficacy of liver assist devices based on hepatocytes remains to be demonstrated.

     In extensive studies of hepatocyte transplantation for the treatment of metabolic disease in animal models, Diacrin scientists have shown that porcine hepatocytes can be isolated and infused into the recipient liver where they lodge and continue to function. Long-term survival and function of these cells has been demonstrated. Hepatocytes are able to pass through the lining of the liver capillaries and integrate into the liver where they can function alongside the host cells. Therefore, the Company believes hepatocyte transplantation could become a viable alternative to whole liver transplantation for the treatment of acute hepatic failure. Liver failure becomes clinically apparent only when 90% of liver function is lost. Therefore, if one was able to improve liver function by 5 - 10% of normal liver mass, a marked clinical improvement might become apparent. This is the ultimate goal of the Company's HepatoCell(TM) transplantation therapy. This approach would be preferable to transplantation of a whole liver due to the difficulty of obtaining livers for transplantation (currently over 5,000 individuals await liver transplants in the United States and about 4,000 transplants were performed in 1995) as well as the expense and invasiveness of the procedure. HepatoCell(TM) may be delivered to humans by interventional radiology so that a surgical procedure would not be required in these critically ill patients. Unlike the use of an extracorporeal device that is expected only to bridge a patient until a transplant is available, the Company believes that HepatoCell(TM) should divide in the host and replace sufficient function to prevent the need for a liver transplant. The ability of HepatoCell(TM) to change the clinical course of acute hepatic failure is being tested by Diacrin in a large animal model of acute hepatic failure. Assuming safety of the procedure is demonstrated in these experiments, the Company plans to seek FDA clearance to apply this therapy to humans in a Phase 1 clinical trial.

HEPATOCELL(TM) FOR FAMILIAL HYPERCHOLESTEROLEMIA

     Familial hypercholesterolemia, a disease caused by a defective LDL receptor gene, results in elevated serum cholesterol levels and premature coronary heart disease. Familial hypercholesterolemia afflicts approximately 500,000 patients in the United States. Currently available drugs do not sufficiently lower circulating LDL cholesterol levels in approximately 20% of patients and therefore alternative therapies are needed.

     The capacity of transplanted hepatocytes to grow and replace defective liver function is evident from extensive studies on liver regeneration. The ability of transplanted porcine hepatocytes to function normally in animal recipients has been demonstrated by Diacrin. Thus, hepatocyte transplantation may be a feasible method to supplement hepatocytes that express defective LDL receptors with cells that bind LDL-carried cholesterol and process it normally. Moreover, if the liver is otherwise normal, the use of liver cells will be less invasive and more economical than whole liver transplantation.

     After demonstrating the ability of porcine hepatocytes to bind human LDL cholesterol, Diacrin scientists conducted studies which have demonstrated the effectiveness of HepatoCell(TM) in lowering blood cholesterol levels in the Watanabe rabbit hypercholesterolemia model. The Watanabe rabbit lacks functional LDL receptors and shares the phenotype of the human disease. At Diacrin, transplantation of HepatoCell(TM) into cyclosporin-immunosuppressed Watanabe rabbits lowered serum cholesterol by 50% for at least five months, the duration of the experiments. The results of this work were published in the January 1997 issue of NATURE MEDICINE. Initial results have also shown that these responses in Watanabe rabbits can also be observed when HepatoCell(TM) preparations that have been treated with the Company's immunomodulation technology are infused into non-immunosuppressed Watanabe rabbits. The Company plans to evaluate the safety of HepatoCell(TM) transplantation initially in patients with acute liver failure. If shown to be safe in those patients, the Company plans to initiate a Phase 1 clinical trial in patients with familial hypercholesterolemia.

CARDIOCELL(TM) FOR CARDIAC DISEASE

     Coronary artery disease is the leading cause of death in the United States, responsible for over 500,000 deaths each year. The disease is caused by the accumulation of atherosclerotic plaque, consisting of lipid deposits, macrophages and fibrous tissue, on the walls of vessels supplying heart muscle. According to the American Heart Association, more than 6 million Americans have coronary artery disease. Rupture of unstable plaques exposes substances that promote platelet aggregation and thrombus formation. The thrombus is composed of platelets, blood cells and fibrin that can block one or more of the coronary vessels, resulting in an inadequate supply of oxygen to the heart muscle. This highly active muscle is quickly damaged and the lesions are irreversible because cardiomyocytes, the specialized muscle cells of the heart, are not capable of cell division. The end result is an infarct, a damaged area of heart muscle in which necrotic cardiomyocytes are replaced by scar tissue and fibrosis, weakening the contractility and function of the heart. Approximately 1.5 million new and recurring heart attacks are reported each year.

     Treatments to prevent ischemic damage after a myocardial infarction include thrombolytic drugs that break down fibrin clots and open up occluded arteries. These drugs have greatly influenced morbidity and mortality from occlusive events, but must be administered within a short interval after a myocardial infarction to be effective. Even with current medical management, over one third of acute myocardial infarctions are fatal. Cardiac catheterization and angioplasty to dislodge the thrombus and open the occluded vessel has proved effective in restoring perfusion but cannot reverse preexisting ischemic damage. Coronary bypass surgery is often undertaken if none of these procedures is effective and over 300,000 bypass surgeries are performed annually in the U.S.

     Congestive heart failure results from the heart's inability to pump blood at a rate or force necessary to provide adequate nutrients to tissues. This condition affects 2 to 3 million people in the United States, resulting in over 30,000 deaths annually. Cardiomyopathies are a leading cause of heart failure. These conditions can be caused by a variety of myocardial insults including infections (myocarditis), familial and genetic factors, alcohol consumption, and immunological abnormalities. Treatment for congestive heart failure includes attempts to reduce blood volume and increase contractile strength of the heart muscle with drugs. As a last resort, heart transplantation can be performed for both cardiomyopathies and ischemic heart disease.

     The Company believes patients suffering from myocardial infarctions and cardiomyopathies would benefit greatly if fully functional cardiomyocytes could repair their damaged myocardium. The Company has isolated populations of fetal porcine cardiomyocytes to produce CardioCell(TM). These cells fuse and beat in unison. Preclinical studies have demonstrated that CardioCell(TM) integrates into rodent heart muscle, both in studies using immunosuppression and studies using the Company's immunomodulation technology. The Company has initiated studies in large animal models of heart disease to determine whether cardiomyocytes infused into infarcted myocardium will engraft and repair the damage, leading to improved myocardial contractility. Assuming successful completion of these animal studies, the Company plans to seek FDA clearance to initiate human clinical trials.

MANUFACTURING

     The manufacture of the Company's products will require the continuous availability of porcine tissue harvested under cGMPs from pigs tested to be free of infectious agents. The Company's current source of pigs and pig facilities and services is obtained under contract from Tufts. The Company has entered into an agreement with a commercial entity as a second source of pig facilities and services. The Company expects that these facilities and services will become available in mid-1997. The Company is currently evaluating the capabilities of several pig producers to provide pigs that will qualify for the Company's production processes. The Company's current long-range plan is to establish contractual relationships with pig producers for the supply of qualified pigs.

     For the Phase 1 clinical trials of the Joint Venture Products, the Company isolated and prepared populations of porcine tissue in its own clinical production facilities. The Joint Venture is negotiating a long-term sublease agreement with Genzyme's Tissue Repair Division for approximately 15,000 square feet of clinical production and support space for the production of the Joint Venture Products needed in conjunction with planned Phase 2 clinical trials. This facility is also believed to be capable of satisfying projected initial demand for commercial quantities of the Joint Venture Products. This arrangement would enable the Company to utilize its existing clinical production facilities for the clinical supply of its other product candidates and to postpone the need for significant additional investment in such facilities.

     The antibody fragment used in Diacrin's immunomodulation technology is currently obtained from a contract manufacturer. The Company will evaluate on an ongoing basis the cost effectiveness and other relevant factors necessary to determine whether the Company should continue to obtain the antibody fragment from contract manufacturers or produce the antibody fragment on its own.

     The Company's long-range plan is to establish certain of its own internal manufacturing capabilities, including the facilities necessary to test, isolate and package an adequate supply of finished porcine cell products in order to meet its long-term clinical and commercial manufacturing needs.

LICENSES, PATENTS AND SPONSORED RESEARCH

     The Company intends to aggressively seek patent protection for any products it develops. The Company also intends to seek patent protection or rely upon trade secrets to protect certain of its technologies which will be used in discovering and evaluating new products. The Company has 22 patent applications pending with the United States Patent and Trademark Office. Foreign counterparts have also been filed in a number of selected countries. These applications seek composition-of-matter and use protection for the various products the Company has in development. Applications are on file for neurons, hepatocytes, cardiac myocytes and expansions of the Company's technology base.

     On February 1, 1994, MGH was awarded a patent in the United States covering the basic immunomodulation technology used by Diacrin. Foreign counterparts of this patent have been filed. Under an agreement with MGH, the Company has an exclusive, worldwide license to the technology and the inventions described in the patent, and all foreign counterparts, including any continuations, reissues or substitutions as well as any patents and equivalents which may mature from such patent, subject to the payment of royalties. Unless sooner terminated, the Company's rights will continue, on a country by country basis, until the last to expire of the patents, at which time the Company will have a fully paid-up license. Either party may terminate the agreement, upon notice, in the event the other party defaults in its material obligations and has failed to cure such default within 60 days of receipt of such notice.

     The Company has entered into a research and license agreement with McLean Hospital under which Diacrin sponsors research pertaining to the transplantation of neural cells. Pursuant to this agreement, upon the request of the Company, McLean Hospital has agreed to grant to the Company exclusive, worldwide, royalty-bearing licenses to any patent or patent application filed by the investigators during the term of the agreement. The exclusive nature of the licenses is subject to a retention by McLean Hospital of the right to use patented inventions for internal research and patient care purposes, and certain rights involving federally funded research, if any, and the rights of co-inventors, if any, who may not be subject to the agreement.

     In September 1996, the Company and Genzyme entered into an agreement to form a joint venture to develop and commercialize the Joint Venture Products. In connection with that agreement, the Company granted to the Joint Venture the exclusive, worldwide, irrevocable (during the term of the Joint Venture agreement), royalty-free right and license under the Company's existing patent rights and technology to develop, make, have made, use, offer for sale, sell, have sold, import and export the Joint Venture Products. The license granted by the Company is limited to the treatment of Parkinson's disease or Huntington's disease in humans using porcine fetal cells (the "Field"). In the event that either the Company or Genzyme develops or acquires additional technology or patent rights that are useful in the Field, the party owning such technology or patent rights is obligated to offer a license to the Joint Venture, as described above, to such technology or patent rights. The immunomodulation technology licensed to the Company from MGH has been non-exclusively sublicensed to the Joint Venture for use exclusively in the Field.

     To protect its trade secrets and other proprietary information, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements with Diacrin.

SALES AND MARKETING

     Under the terms of the Joint Venture agreement, Genzyme, which has an established sales force and experience in the sales and marketing of biopharmaceutical products, is authorized to market and sell the Joint Venture Products on an exclusive basis as agent for and on behalf of the Joint Venture.

     With regard to the Company's other product candidates, the Company has not yet developed sales and marketing capabilities. The Company may form strategic alliances with established pharmaceutical or biotechnology companies in order to finance the development of certain of its products and, assuming successful development, to market such products. Such alliances may enable the Company to expand or accelerate its product development efforts and also may provide the Company with access to established marketing organizations.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company's product candidates and in its ongoing research and product development activities. All of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous testing and approval procedures by the FDA and similar authorities in foreign countries. Various federal statutes and regulations govern the preclinical and clinical testing, manufacturing, labeling, distribution, advertising and sale of such products. The process of obtaining these approvals and the subsequent compliance with applicable federal statutes and regulations require the expenditure of substantial time and financial and other resources.

     Preclinical testing is generally conducted in the laboratory on animals to evaluate the potential efficacy and the safety of a product. The results of these studies are submitted to the FDA as part of an IND application, which must be approved before human clinical testing can begin. Typically, clinical evaluation involves a three-phase process. In Phase 1, clinical trials are conducted with a small number of healthy human subjects to determine the early safety profile. In Phase 2, clinical trials are conducted with groups of patients afflicted with the specific disease in order to determine preliminary efficacy, optimal treatment regimens and expanded evidence of safety. In Phase 3, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety and efficacy as required by the FDA and others. In addition, the FDA may request post-marketing (Phase 4) monitoring of the approved product, during which clinical data are collected on selected groups of patients to monitor longer-term safety.

     Upon completion of Phase 3, for products regulated by the FDA's Center for Biologic Evaluation and Research ("CBER"), the results of preclinical and clinical testing are submitted to the FDA in the form of an Establishment License Application ("ELA") and a Product License Application ("PLA") for approval to manufacture and commence commercial sales. In responding to the ELA and PLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. The Joint Venture Products and all of the Company's other products are expected to be regulated by CBER.

     The Company will also be subject to widely varying foreign regulations governing clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that necessary for FDA approval. The Company may rely on licensees to obtain regulatory approval for marketing certain of its products in certain foreign countries.

     The Company intends to take advantage of the regulatory pathways which may provide accelerated marketing approval of its cell transplantation products and allow limited cost recovery during the clinical research phase. These include:
(i) marketing exclusivity for products which qualify for orphan drug status;
(ii) approval for limited cost recovery during clinical testing under treatment IND status; and (iii) accelerated marketing approval for more effective or better tolerated therapies for serious diseases.

     The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases where fewer than 200,000 persons in the United States would be likely to receive the treatment. A drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. A drug that is considered by the FDA to be different than a particular orphan drug is not barred from sale in the United States during such seven-year exclusive marketing period. Legislation has previously been introduced in Congress to limit the marketing exclusivity provided for certain orphan drugs. Although the outcome of that legislation, if reintroduced, is uncertain, there remains a possibility that future legislation will limit the incentives currently afforded to the developers of orphan drugs.

     Diacrin has assigned to the Joint Venture the orphan drug designation it has received from the FDA for NeuroCell(TM)-PD for the treatment of Hoehn and Yahr stage 4 and stage 5 Parkinson's disease patients and for NeuroCell(TM)-HD. Diacrin's NeuroCell(TM)-FE and HepatoCell(TM) are also targeted to populations of less than 200,000 and, therefore, will be pursued as orphan drugs.

     Treatment IND is a mechanism established by the FDA in 1987 which allows a company to distribute promising investigational therapies to patients outside of the established clinical trials and to charge a reasonable fee for such therapy. The disease must be serious or life- threatening and there must not be satisfactory alternative treatments. Treatment IND status has been applied to a variety of diseases including cancer, AIDS, Parkinson's disease, Alzheimer's disease and multiple sclerosis and to several anti-infectives for renal transplant patients. Diacrin intends to pursue this designation, where appropriate.

     In 1988, the FDA issued a rule to expedite the testing and approval process for therapies which can treat life-threatening and severely debilitating diseases. Recently, the FDA published a rule which expands this concept to patients with chronic illnesses that are generally well managed by available therapy but may have serious outcomes in some or all phases of the disease. The Company believes that many of its potential therapies may be covered under this rule, which accelerates the FDA approval process by reducing or eliminating the need to conduct large, expanded (Phase 3) clinical studies prior to applying for a marketing license (Subpart E regulation) and allowing the use of "surrogate endpoints" in clinical trials (Subpart H regulation).

     The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds, infectious disease agents and recombinant DNA materials used in connection with the Company's research work.

COMPETITION

     The Company believes that its ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain qualified scientific personnel, obtain adequate financing, obtain patents, orphan drug designation or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products both independently and through collaborators.

     The biopharmaceutical and pharmaceutical industries are characterized by intense competition. The Company competes against numerous companies, many of which have substantially greater financial and other resources than the Company. Private and public academic and research institutions also compete with Diacrin in the research and development of human therapeutic products. In addition, many of the Company's competitors have significantly greater experience than the Company in the testing of pharmaceutical and other therapeutic products and obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

     The Company's products under development will compete with products and therapies which are either currently available or currently under development. Competition will be based, among other things, on efficacy, safety, reliability, price, availability of reimbursement and patent position. The Company is aware of other companies which are pursuing research and development of alternative products or technologies addressing the same disease categories as Diacrin's development programs.

EMPLOYEES

     As of February 28, 1997, the Company had 43 full-time employees, 31 of whom were engaged in research, development, clinical and quality assurance/quality control activities. No Company employees are represented by a labor union or covered by a collective bargaining agreement.

ITEM 2.   PROPERTIES
          ----------

     The Company leases a facility which contains approximately 28,000 square feet of space in Charlestown, Massachusetts. The lease has a ten-year term ending in 2001, providing for a minimum rental rate of approximately $60,000 per month, plus applicable property taxes and insurance. The Company's facilities are equipped with laboratory and cell culture capabilities sufficient to satisfy the Company's research and development requirements for the foreseeable future and cell isolation capabilities sufficient to satisfy the clinical production requirements of several of its product candidates. To the extent that additional similar facilities may be required, the Company will be required to secure additional facilities or seek outside contractors to provide such capabilities.

     The Joint Venture is negotiating a sublease agreement with Genzyme's Tissue Repair Division for approximately 15,000 square feet of clinical production and support space for the production of the Joint Venture Products. The proposed sublease agreement provides for a minimum gross rental rate of approximately $81,000 per month to be paid by the Joint Venture. These facilities are equipped with cell isolation facilities which the Joint Venture believes are sufficient to satisfy the clinical and initial commercial production requirements of the Joint Venture Products. To the extent that additional facilities are required for commercial production of the Joint Venture Products, the Joint Venture will be required to secure additional facilities to provide such capabilities.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company:

NAME                                     AGE      POSITION
----                                     ---      --------
Thomas H. Fraser, Ph.D.(1)               49       President and Chief Executive Officer;
                                                  Director

E. Michael Egan                          43       Senior Vice President, Corporate
                                                  Development

J. Stephen Fink, M.D., Ph.D.             46       Vice President and Clinical Research
                                                  Director

Mark J. Fitzpatrick                      34       Vice President of Finance and
                                                  Administration; Chief Financial Officer
                                                  and Treasurer

Albert S. B. Edge, Ph.D.                 43       Senior Director of Molecular and Cellular
                                                  Biology

Jonathan H. Dinsmore, Ph.D.              35       Director of Cell Transplantation Research

Roger J. Gay, Ph.D.                      43       Director of Process Development

Abdellah Sentissi, Ph.D.                 47       Director of Quality Control and Quality
                                                  Assurance

Zola P. Horovitz, Ph.D.(1)               62       Director

John W. Littlechild(2)                   45       Director

Stelios Papadopoulos, Ph.D.(1)(2)        48       Director

Henri A. Termeer(2)                      51       Director

----------------------

(1) Member of Audit and Finance Committee

(2) Member of Compensation Committee

     Thomas H. Fraser, Ph.D., has been President and Chief Executive Officer and a member of the Board of Directors of the Company since 1990. He was previously Executive Vice President, Corporate Development, for Repligen Corporation ("Repligen"), a biopharmaceutical company. Dr. Fraser was the founding Vice President for Research and Development at Repligen in 1981 and served as Executive Vice President from 1982 through 1990 as well as Chief Technical Officer from 1982 through 1988. Prior to joining Repligen, Dr. Fraser headed the recombinant DNA research group in Pharmaceutical Research and Development at The Upjohn Company, a pharmaceutical company. Dr. Fraser received his Ph.D. in biochemistry from the Massachusetts Institute of Technology and was a Damon Runyon-Walter Winchell Cancer Fund Postdoctoral Fellow at The University of Colorado.

     E. Michael Egan has been Senior Vice President, Corporate Development, of the Company since June 1993. Mr. Egan joined Diacrin from Repligen, where he was employed from 1983 to 1993, and since 1989 had been Vice President of Business Development. He was also a member of the Board of Directors of Repligen Clinical Partners, L.P., and the Secretary/Treasurer of Repligen Sandoz Research Corporation. Mr. Egan's previous positions at Repligen include Director of Business Development and Manager of Business Development. Prior to joining Repligen in 1983, Mr. Egan was a laboratory supervisor at Dana Farber Cancer Institute, Division of Medicine. He received a B.S. in biology from Boston College and a Certificate of Special Studies in Administration and Management from Harvard University in 1986.

         J. Stephen Fink, M.D., Ph.D., has been Vice President and Clinical Research Director of the Company since April 1996. He has held various positions at Massachusetts General Hospital since 1984, and, just prior to joining Diacrin was Associate Professor of Neurology at Harvard Medical School and Associate Neurologist at Massachusetts General Hospital. Dr. Fink received his Ph.D. in Neurobiology and Behavior and M.D. from Cornell University Medical College in 1980. He trained in neurology and movement disorders at Massachusetts General Hospital and he was a recipient of a Teacher Investigator Development Award from the National Institute of Neurological Diseases and Stroke and the George C. Cotzias Memorial Research Fellowship from the American Parkinson's Disease Association in 1984. Dr. Fink has been a Principal Investigator on numerous grants from the National Institutes of Health ("NIH") in the area of molecular neuropharmacology of the basal ganglia and mechanisms of control of neuronal gene expression. He has been an investigator in clinical trials in Parkinson's disease, and has been a member of Neuropharmacology and Neurochemistry Review Committee at the National Institute of Mental Health and the Parkinson's Study Group. He is a member of the Scientific Advisory Committee of the United Parkinson's Disease Foundation and on the Scientific Advisory Board of the Tourette Syndrome Association. He is currently an Associate Clinical Professor of Neurology at Harvard Medical School and Associate Neurologist and member of the Movement Disorder Unit at Massachusetts General Hospital.

     Mark J. Fitzpatrick has been Vice President of Finance and Administration and Chief Financial Officer since November 1996, Director of Finance and Administration from September 1992 to November 1996, Treasurer since February 1992 and joined Diacrin as Controller in July 1991. From 1987 to 1991, he was employed at Repligen, first as Accounting Manager and then as Manager of Financial Analysis and Planning. From 1984 to 1987, he was a member of the professional staff of Arthur Andersen & Co. Mr. Fitzpatrick received a B.S. degree in accounting from Boston College and was awarded a CPA certificate from the Commonwealth of Massachusetts in 1987.

     Albert S.B. Edge, Ph.D., has been Senior Director of Molecular and Cellular Biology since October 1994. He joined Diacrin in 1992 as Director of Protein Chemistry and in 1993 became Director of Molecular and Cellular Biology. Dr. Edge was previously Assistant Professor of Medicine at Harvard Medical School and Investigator at the Joslin Diabetes Center. He has been Principal Investigator on several grants from the NIH and was the recipient of a Career Development Award from the Juvenile Diabetes Foundation from 1987 to 1990. He was Mary K. Iacocca Fellow of the Joslin Diabetes Center in 1984 and after appointment to the faculty was selected as Capps Scholar in Diabetes of Harvard Medical School from 1985 to 1987. While a Postdoctoral Fellow in the Department of Biological Chemistry at Harvard Medical School, Dr. Edge was awarded Fellowships from the American Cancer Society and the NIH. He received his Ph.D. in biochemistry from Albany Medical College where he was a Predoctoral Research Fellow of the United States Public Health Service.

     Jonathan H. Dinsmore, Ph.D., has been Director of Cell Transplantation Research since December 1994. He joined Diacrin in 1992 as a Research Scientist and was subsequently promoted to Principal Investigator. Dr. Dinsmore was previously a Postdoctoral Fellow of the

American Cancer Society in the Biology department at the Massachusetts Institute of Technology from 1988 to 1992. He received a Ph.D. in biology from Dartmouth College, where he was a Presidential Scholar and recipient of a Kramer Fellowship. Dr. Dinsmore has worked on National Science Foundation-sponsored research projects at the Marine Biological Laboratories in Woods Hole, Massachusetts and at a United States research base in Antarctica.

     Roger J. Gay, Ph.D., has been Director of Process Development since November 1993. From 1986 through 1993, he was Director of Product Development at Organogenesis, Inc. Dr. Gay's previous positions were Manager of a Contract Research and Cytotoxicity Testing Laboratory and Director of Product Development at Bioassay Systems Research Corporation from 1982 to 1986. He received a B.A. in chemistry from the College of the Holy Cross in 1975 and a Ph.D. in biochemistry from the University of Rochester in 1981. From 1981 through 1983, he was a postdoctoral research fellow in the Department of Microbiology and Molecular Genetics at Harvard Medical School.

     Abdellah Sentissi, Ph.D., has been Director of Quality Control and Quality Assurance since October 1995. Prior to joining Diacrin, from 1992 to 1995, he served as the Director of QC/QA and Technical Affairs at Endocon, Inc. From 1985 through 1992, he was the Chief of Quality Control at Massachusetts Biologics Laboratories. He received a pharmacy degree in 1973 and a biology degree in 1976 from the University of Paul Sabatier, Toulouse, France, and a Ph.D. in biomedical sciences from Northeastern University in 1984. From 1984 through 1985, he was a postdoctoral research fellow in the Department of Clinical Chemistry at Northeastern University. He has been a lecturer in pharmaceutical biotechnology at the School of Pharmacy at Northeastern University since 1990.

     Zola P. Horovitz, Ph.D., has served as a Director of the Company since May 1994. He was Vice President, Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group from August 1991 until 1994 and was Vice President, Licensing from 1989 to August 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research, most recently as Vice President, Research Planning. He is also director of Avigen Inc., BioCryst Pharmaceuticals, Clinicor, Magainin Pharmaceuticals, Procept, Inc., Roberts Pharmaceuticals and Synaptic Pharmaceuticals, Inc., biotechnology companies. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

     John W. Littlechild has been a Director of the Company since April 1992. Mr. Littlechild is a general partner of HealthCare Partners II, L.P. ("HCPII"), HealthCare Partners III, L.P. ("HCPIII") and HealthCare Partners IV, L.P. ("HCPIV"), the general partner, respectively, of HealthCare Ventures II, L.P. ("HCVII"), HealthCare Ventures III, L.P. ("HCVIII") and HealthCare Ventures IV, L.P. ("HCVIV"), and a Vice Chairman of HealthCare Investment Corporation ("HIC"), a venture management company that, among other things, provides management services to HCVII, HCVIII and HCVIV. HCVII, HCVIII and HCVIV are principal stockholders of the Company. From 1984 to 1991, Mr. Littlechild was a Senior Vice President of Advent International Corporation, a venture capital company ("Advent") in Boston and London. Prior to working at Advent in Boston, Mr. Littlechild was involved in establishing Advent in the United Kingdom. From 1980 to 1982, Mr. Littlechild served as Assistant Vice President for Citicorp Venture Corporation, a venture capital company, in London, prior to which he worked with ICI Ltd., an agro-chemical company, and Rank Xerox, an office equipment company, in marketing and financial management. He holds a B.Sc. from the University of Manchester and an MBA from Manchester Business School. Mr. Littlechild serves on the boards of directors of various health care and biotechnology companies, including Orthofix International N.V., a medical devices company, and Virus Research Institute, Inc., a biotechnology company.

     Stelios Papadopoulos, Ph.D., has been a Director of the Company since November 1991. He is a Managing Director and Head of the Health Care Investment Banking Group at

PaineWebber Incorporated ("PaineWebber"), which is engaged in investment banking and securities brokerage. From 1986 until joining PaineWebber in April 1987, Dr. Papadopoulos was a Vice President in equity research at Drexel Burnham Lambert Incorporated, an investment banking firm. From 1985 to 1986, Dr. Papadopoulos was a biomedical technology analyst at Donaldson, Lufkin and Jenrette Securities Corporation. Prior to that, Dr. Papadopoulos was a member of the faculty of the Department of Cell Biology at New York University Medical Center. Dr. Papadopoulos holds a Ph.D. in biophysics and an MBA in finance, both from New York University.

     Henri A. Termeer has been a Director of the Company since December 1996. He has served as President and a Director of Genzyme since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. In May 1995, he was elected Chairman of the Biotechnology Industry Organization, the biotechnology industry's national trade association. For ten years prior to joining Genzyme, Mr. Termeer held various management positions at Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is Chairman of the Board of Directors of Genzyme Transgenics Corporation. Mr. Termeer also serves on the boards of directors of Abiomed, Inc., AutoImmune Inc., GelTex Pharmaceuticals Inc., and Genzyme Transgenics Corporation, all biotechnology companies and is a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

     Directors are elected annually by the stockholders of the Company and hold office until the next annual meeting of stockholders or until their resignation or removal. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company.

SCIENTIFIC ADVISORY BOARD

     The Company's scientific advisory board (the "Scientific Advisory Board") is a multi-disciplinary assemblage of scientists and physicians in the fields of transplantation, immunology, endocrinology, neurophysiology and neuromuscular physiology, transplantation biology and surgery. The Scientific Advisory Board meets regularly to review and evaluate the Company's research programs and advise the Company with respect to technical matters. The members of the Scientific Advisory Board are as follows:


NAME                                           POSITION
----                                           --------
Hugh Auchincloss, Jr., M.D.                    Associate Professor of Surgery, Harvard Medical School; Director,
                                               Pancreas Transplantation and Associate Visiting Surgeon,
                                               Massachusetts General Hospital

Jay A. Berzofsky, M.D., Ph.D.                  Chief, Molecular Immunogenetics and Vaccine Research Section,
                                               Metabolism Branch, NCI

Robert H. Brown, Jr., M.D., D.Phil.            Director of Cecil B. Day Laboratory for Muscular Research,
                                               Associate in Neurology, Massachusetts General Hospital; Associate
                                               Professor of Neurology, Harvard Medical School

George F. Cahill, Jr., M.D.                    Professor of Biological Sciences, Dartmouth College; Professor of
                                               Medicine, emeritus, Harvard Medical School; Former Vice President and Director of Research, Howard Hughes Medical Institute; Former
                                               Director of Research, Joslin Diabetes Foundation

Laurie H. Glimcher, M.D.                       Professor of Immunology, Department of Cancer Biology, Harvard
                                               School of Public Health and Professor of Medicine, Harvard Medical
                                               School

Ole Isacson, M.D.-Ph.D.                        Director of Neuroregeneration Laboratory, McLean Hospital;
                                               Associate Professor Neurology and Neuroscience, Harvard Medical
                                               School

David H. Sachs, M.D.                           Director, Transplantation Biology Research Center, Massachusetts
                                               General Hospital; Paul S. Russell/Warner-Lambert Professor of
                                               Surgery (Immunology), Harvard Medical School

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

     The Company's Common Stock and Warrants have been traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbols DCRN and DCRNW, respectively, since August 12, 1996. From February 13, 1996 (the date of the Company's initial public offering) until August 12, 1996 (the date on which the securities included in the Units, issued in the IPO, became separately transferable), the Company's Units, which consisted of one share of Common Stock and one Warrant to purchase one share of Common Stock traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol DCRNZ. Prior to February 13, 1996, there was no established public trading market for any of the Company's equity securities. The following table sets forth for the periods indicated the high and low sale prices for the Units, Common Stock and Warrants during 1996 as reported on the Nasdaq National Market:



                                                                   HIGH                           LOW
                                                        ---------------------------    --------------------------
Units:
------

First Quarter (from February 13, 1996)                              12 1/2                         8

Second Quarter                                                      14 3/4                        10

Third Quarter (until August 12, 1996)                               12 5/8                         9 1/4

Common Stock:
-------------


Third Quarter (from August 12, 1996)                                10 1/2                         7 1/4

Fourth Quarter                                                      10 1/4                         7 5/8

Warrants:
---------

Third Quarter (from August 12, 1996)                                 3                             1

Fourth Quarter                                                       2 7/8                         1 3/4



     As of March 4, 1997, there were approximately 985 holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate declaring or paying any cash dividends in the foreseeable future.

     The Company did not sell any equity securities during the quarter ended December 31, 1996 that were not registered under the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The selected financial data set forth below as of December 31, 1995 and 1996 and for the three years in the period ended December 31, 1996 are derived from the Company's financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 1992, 1993 and 1994 and for the years ended December 31, 1992 and 1993 are derived from the Company's financial statements which have been audited by Arthur Andersen LLP and are not included herein. The data set forth below should be read in conjunction with the Company's financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                        Year Ended December 31,
                                     =========================================================
                                       1992       1993       1994        1995          1996
                                     -------    -------    -------    ----------    ----------
                                       (in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
     Research and development        $    --    $    -- $      152    $       45    $    1,144

     Interest income                     651        371        203           245         1,100
                                     -------    ------- ----------    ----------    ----------

         Total revenues                  651        371        355           290         2,244
                                     -------    ------- ----------    ----------    ----------

OPERATING EXPENSES:
     Research and development        $ 4,137    $ 5,883 $    4,912    $    4,478    $    5,767
     General and administrative          950      1,041      1,281         1,128         1,304
     Interest expense                     21         15         12           397           158
                                     -------    ------- ----------    ----------    ----------

        Total operating expenses       5,108      6,939      6,205         6,003         7,229
                                     -------    ------- ----------    ----------    ----------

        Net loss                     $(4,457)   $(6,568)$   (5,850)   $   (5,713)   $   (4,985)
                                     =======    ======= ==========    ==========    ==========
Pro forma net loss per common
   share (1)                                            $     (.58)   $     (.57)   $     (.40)
                                                        ==========    ==========    ==========
Shares used in computing pro forma
   net loss per common share (1)                        10,036,707    10,053,677    12,500,513
                                                        ==========    ==========    ==========

                                                  December 31,
                                 =============================================
                                   1992     1993     1994     1995       1996
                                 -------   ------   ------   -------   -------
BALANCE SHEET DATA:
Cash, cash equivalents
     and investments             $13,723   $8,204   $2,752   $ 4,115   $23,482
Working capital                   12,664    7,285    1,603     2,753    12,413

Total assets                      14,647    9,023    3,658     5,160    24,275

Long-term debt                       111      303      493     7,550       370

Stockholders' equity (deficit)    13,381    7,687    1,840    (3,864)   22,437


==================

(1)  Computed as described in Note 2 (e) of Notes to Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from the Joint Venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in fluctuating operating losses for at least the next several years. At December 31, 1996, the Company had an accumulated deficit of $32.3 million.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Versus Year Ended December 31, 1995

     Research and development revenues were $1.1 million for the year ended December 31, 1996 versus $45,000 for the year ended December 31, 1995. The 1996 increase was due to approximately $1.0 million of revenue earned in the fourth quarter of 1996 under the Joint Venture with Genzyme. Interest income was $1.1 million for the year ended December 31, 1996 versus $245,000 for the year ended December 31, 1995. The increase was primarily due to additional interest income earned on substantially higher cash balances available for investment primarily as a result of the Company's initial public offering.

     Research and development expenses were $5.8 million for the year ended December 31, 1996 versus $4.5 million for the year ended December 31, 1995. The 29% increase was primarily due to an increase in the external costs of conducting Phase 1 human clinical trials of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product candidates and the additional quality control and clinical affairs staffing necessary to support these trials.

     General and administrative expenses were $1.3 million for the year ended December 31, 1996 versus $1.1 million for the year ended December 31, 1995. The 16% increase was primarily due to increased costs of shareholder relations, professional fees and insurance expense since the Company completed its initial public offering in February 1996, as well as professional fees incurred in 1996 in connection with establishing the Joint Venture between the Company and Genzyme.

     Interest expense was $158,000 for the year ended December 31, 1996 versus $397,000 for the year ended December 31, 1995. The 60% decrease was primarily attributable to the conversion of the Company's $7.0 million of Convertible Notes, issued in May 1995, to common stock upon the closing of the Company's initial public offering.

     The Company incurred a net loss of approximately $5.0 million for the year ended December 31, 1996 versus a net loss of approximately $5.7 million for the year ended December 31, 1995.

Year Ended December 31, 1995 Versus Year Ended December 31, 1994

     Research and development revenues were $45,000 for the year ended December 31, 1995 versus $152,000 for the year ended December 31, 1994. The decrease was primarily due to lower revenue realized under several research grants. Interest income was $245,000 for the year ended December 31, 1995 versus $203,000 for the year ended December 31, 1994.

     Research and development expenses were $4.5 million for the year ended December 31, 1995 versus $4.9 million for the year ended December 31, 1994. The 9% decrease was primarily due to a decrease in the number of research personnel as the Company focused its resources towards advanced preclinical and clinical programs and de-emphasized earlier stage research efforts. The personnel decrease also contributed to a corresponding decrease in laboratory materials and supplies expenses. These decreases were partially offset by an increase in patent and human clinical trial related costs.

     General and administrative expenses were $1.1 million for the year ended December 31, 1995 versus $1.3 million for the year ended December 31, 1994. The 12% decrease was primarily due to a non-recurring $186,000 charge in 1994 related to legal, accounting and other costs associated with the Company's efforts to raise equity capital during 1994.

         Interest expense was $397,000 for the year ended December 31, 1995 versus $12,000 for the year ended December 31, 1994. The increase was primarily attributable to the recognition of interest expense on the Company's $7.0 million of Convertible Notes which were issued in May 1995 and converted to common stock upon the closing of the Company's initial public offering in February 1996. In addition, the Company has also incurred interest expense in connection with three separate sale leaseback transactions which closed in December 1994, July 1995 and December 1995.

     The Company incurred a net loss of approximately $5.7 million for the year ended December 31, 1995 versus a net loss of approximately $5.9 million for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities primarily with the net proceeds from private sales of preferred stock, which in the aggregate have totaled approximately $22.6 million; with the issuance of $7.0 million of convertible notes payable; with the net proceeds of $20.9 million from the Company's initial public offering; with the net proceeds of approximately $3.1 million from the exercise of warrants originally issued in 1991 in connection with a private sale of preferred stock; and with the interest earned thereon. In addition, the Company recorded approximately $1.0 million of revenue during the fourth quarter of 1996 under its Joint Venture agreement with Genzyme. At December 31, 1996, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $23.5 million.

     The Company purchased approximately $1.4 million of capital equipment through December 31, 1996. In December 1994, approximately $805,000 of capital equipment was sold for proceeds of $600,000 and subsequently leased back over a four-year term. In addition, approximately $227,000 was sold in 1995 for its original cost and subsequently leased back over a four-year term. The Company had no material commitments for capital expenditures as of December 31, 1996.

     Under the Joint Venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being funded by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture in accordance with the terms, and subject to the conditions, of the Joint Venture agreement. Genzyme has agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million. Based upon the Company's expectations for the programs, the Company believes that its obligation to fund 25% of the program costs will not commence until late 1997.

     The Company believes that its existing funds, together with expected future funding under the Joint Venture agreement with Genzyme, will be sufficient to fund its operating expenses and capital requirements as currently planned through at least 1998. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, any termination of the Joint Venture, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. Note that, except where the context otherwise requires, all references to the Company's products are inclusive of the Joint Venture Products being developed in the Joint Venture.

Reliance on Joint Venture with Genzyme Corporation

     The Company and Genzyme are parties to a joint venture agreement relating to the development and commercialization of NeuroCell(TM)-PD and NeuroCell(TM)-HD, the Company's most advanced product candidates. Under the agreement, Genzyme has agreed to provide the first $10 million of product development and commercialization funding required after October 1, 1996 for the Joint Venture Products, 75% of the next $40 million of funding and 50% of funding thereafter. In addition, Genzyme has agreed to market and sell the Joint Venture Products on behalf of the Joint Venture. Furthermore, the Joint Venture plans to manufacture the Joint Venture Products in facilities controlled by Genzyme's Tissue Repair Division.

     Genzyme has the right, at any time after it has contributed $10 million of funding, to terminate the joint venture agreement, without cause, upon 180 days notice to Diacrin. In the event of such termination, the Company (i) would lose a significant source of funding for the NeuroCell(TM)-PD and the NeuroCell(TM)-HD product development programs, (ii) would lose access to Genzyme's experienced sales, marketing, development and manufacturing organizations, and (iii) would need to establish clinical production facilities for the production of the Joint Venture Products. There can be no assurance that the Company would be able to complete development or commercialization of NeuroCell(TM)-PD and NeuroCell(TM)-HD if Genzyme terminated the joint venture agreement.

     In addition, under certain circumstances, Genzyme has the right to terminate the joint venture agreement following an unremedied breach by Diacrin of any material term of the agreement. In the event of such termination, Genzyme has the option to obtain an exclusive, worldwide, royalty-bearing license to certain Diacrin technology required to manufacture and market the Joint Venture Products. If Genzyme exercised its option, the Company would be entitled to receive a royalty on the net sales of the Joint Venture Products, which royalty may be significantly less than amounts the Company would be entitled to receive under the 50%/50% profit split agreed to as part of the joint venture agreement.

     Any termination of the joint venture agreement, whether by Genzyme or Diacrin, could have a material adverse effect on the Company's business, results of operations or financial position. In addition, there can be no assurance that the economic and other interests of the Company and Genzyme will coincide during the term of the joint venture agreement or that disagreements will not occur between the Company and Genzyme during the term of the agreement, either of which could have a material adverse effect on the Company's business, results of operations or financial position. See "Dependence on Others."

History of Operating Losses; No Assurance of Revenue or Operating Profit

     The Company has generated no revenue from product sales to date. Diacrin has accumulated net losses from its inception in 1989 through December 31, 1996 of approximately $32.3 million, and losses are continuing. The Company expects to incur substantial operating losses for the foreseeable future. The Company currently has no material sources of revenue from product sales or license fees, and there can be no assurance that it will be able to develop such revenue sources or that its operations will become profitable, even if it is able to commercialize any products.

Lack of Commercial Products; No Assurance of Successful Product Development

     The Company has no products available for sale and does not expect to have any therapeutic products commercially available for at least the next several years, if at all. The Company's potential products will require significant additional development, preclinical and clinical testing, regulatory approval and additional investment prior to commercialization. The Company's potential therapeutic products are at early stages of research and development and the Company's growth will depend on the successful development and commercialization of its products. There can be no assurance that any such potential products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

Reliance on Cell Transplantation Technology; No Currently Approved Cell Therapy Products

     Diacrin has concentrated its efforts and therapeutic product research on its cell transplantation technology and will be dependent on the successful development of the technology. Cell transplantation technology is an emerging technology with, as yet, limited clinical applications. There can be no assurance that the Company's cell transplantation technology will result in the development of any therapeutic products. If it does not, the Company may be required to change dramatically the scope and direction of its product development activities.

     The Company's approach involves xenotransplantation -- the transplantation of cells from one species into another. Although several companies are focusing on this area, xenotransplantation-based products represent a novel therapeutic approach that has not yet been subject to extensive clinical testing. The risk that viruses or other animal pathogens will be unintentionally transmitted to a human patient is a risk associated with xenotransplantation. No xenotransplantation-based therapeutic product has been approved for sale by the FDA. The FDA has not yet established definitive regulatory guidelines for xenotransplantation, but has proposed guidelines in an attempt to reduce the risk of contamination of transplanted cellular products with infectious agents. Diacrin has provided the FDA with a written response to the proposed guidelines, however, there can be no assurance that such guidelines will be issued, or that Diacrin will be able to comply with final guidelines that may be issued. Furthermore, there can be no assurance that any products developed and tested by Diacrin will be approved by the FDA or regulatory authorities in other countries, or that xenotransplantation-based products, including the Company's product candidates, will be accepted by the medical community or third-party payors or that the degree of acceptance will not limit the size of the market for such products.

Need for Substantial Additional Funds

     The Company will require substantial additional funding for its research and product development programs and operating expenses, and for pursuing regulatory clearances and building production capabilities. Adequate funds for these purposes, whether obtained through equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its product development programs or to license others to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself, any of which would have a material adverse effect on the Company.

Uncertainty Associated with Preclinical and Clinical Testing

     Before obtaining regulatory approvals for the commercial sale of any of the Company's potential products, the products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. To date, the Company has administered NeuroCell(TM)-PD and NeuroCell(TM)-HD to an aggregate of 24 patients in Phase 1 human clinical trials. Results of initial preclinical and clinical testing of products under development by the Company are not necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing. Furthermore, there can be no assurance that clinical trials of products under development will demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company.

     The rate of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned patient enrollment in the Company's current clinical trial or future clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company.

No Assurance of FDA Approval; Government Regulation

     The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. The Company cannot yet accurately predict when it might first submit any PLA for FDA or other regulatory approval.

     The effect of government regulation may be to delay marketing of new products for a considerable or indefinite period of time, to impose costly procedures upon the Company's activities or to diminish or eliminate any competitive advantage the Company may enjoy. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could adversely affect the marketing of the Company's products and the ability to generate product revenue. The extent of potentially adverse government regulation which might arise from future legislation or administrative action cannot be predicted.

     If regulatory approval of a drug is obtained, such approval may be conditioned upon limitations and restrictions on the drug's use. In addition, any marketed drug and its manufacturer are subject to continuing governmental review and any subsequent discovery of previously unrecognized problems could result in restrictions on the product or manufacturer, including, without limitation, withdrawal of the product from the market. Failure of the Company to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions or criminal prosecution.

     Additionally, the Company is or may become subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work. The Company is unable to predict the extent of restrictions that might arise from any governmental or administrative action. There can also be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations, or any assurance that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations.

Rapid Technological Changes; Competition

     The Company is engaged in activities in the biopharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. There can be no assurance that research and discoveries by other biotechnology or pharmaceutical companies will not render the Company's programs or products uneconomical, result in therapies superior to any therapy developed by the Company or that any products developed by the Company will be preferred to any existing or newly-developed technologies.

     The biotechnology and pharmaceutical industries are characterized by intense competition. The Company competes against numerous companies, many of which have substantially greater financial and other resources than the Company. Several such enterprises have initiated cell transplantation research programs and/or efforts to treat the same diseases targeted by the Company through alternate technologies. These competitive enterprises have devoted, and will continue to devote, substantial resources to the development of cell transplantation or other products to treat such diseases. Private and public academic and research institutions also compete with Diacrin in the research and development of human therapeutic products.

     In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of biotechnology and pharmaceutical products and in obtaining FDA and other regulatory approvals of products. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly or effectively than the Company. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and sales and marketing capabilities, areas in which it has no experience.

Limited Regulatory, Manufacturing, Marketing and Sales Capabilities

     The Company has not yet invested significantly in regulatory, manufacturing, marketing, distribution or product sales resources. To date, the Company has relied on others for the supply and production of pigs free of infectious agents for its clinical programs. Although the Company intends to develop regulatory, manufacturing, marketing, distribution and sales resources in the future, there can be no assurance that the Company will be able to develop such resources successfully.

Uncertain Ability to Protect Proprietary Technology; Reliance Upon Licenses

     The biotechnology and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets and operate without infringing the proprietary rights of others. The Company has ongoing research efforts and expects to seek additional patents covering this research in the future. There can be no assurance of its success or timeliness in obtaining any patents, or of the breadth or degree of protection that any such patents will afford the Company.

     The patent position of biotechnology products is often highly uncertain and usually involves complex legal and factual questions. There can be no assurance that patent applications relating to the Company's potential products or technology will result in additional patents being issued or that, if issued, such patents will afford adequate protection to the Company or not be challenged, invalidated or infringed. Furthermore, there can be no assurance that others will not independently develop similar products and processes, duplicate any of the Company's products or, if patents are issued to the Company, design around such patents. In addition, the Company could incur substantial costs in defending itself in suits brought against it or in suits in which it may assert its patents against others. If the outcome of any such litigation is unfavorable, the Company's business could be adversely affected. To determine the priority of inventions, the Company may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to the Company.

     Much of the Company's know-how and technology is not patentable. To protect its rights, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements with Diacrin. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology.

Uncertain Availability of Third-Party Reimbursement and Product Pricing

     The Company's ability to commercialize products successfully will depend substantially on reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). There can be no assurance that reimbursement in the United States or foreign countries will be available for any products the Company may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products, thereby adversely affecting the Company's business.

     Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations, such as HMOs, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for therapeutic products. The cost containment measures that health care providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any health care reform, could materially adversely affect the Company's ability to sell its products if successfully developed and approved. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

Dependence on Key Personnel

     Because of the specialized nature of its business, the Company is highly dependent on its ability to attract and retain qualified scientific and technical personnel for the research and development activities conducted or sponsored by the Company. The loss of certain key executive officers could be significantly detrimental to the Company. Recruiting and retaining qualified scientific personnel to perform research and development work is critical to the Company's success. In addition, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The failure to attract and retain such personnel or to develop such expertise would adversely affect the Company's business.

Dependence on Others

     Currently, the Company's exclusive source for the pigs from which its porcine cells are harvested is Tufts. The Company is currently dependent upon Tufts for its pig supply and expects to continue to depend upon Tufts for the next several months. There can be no assurance that Tufts will continue to provide pigs in quantities and at times required by the Company, and failure by Tufts to provide such supply could have an adverse effect on the Company. The Company has entered into an agreement with a commercial entity as a second source of pig facilities and services. It is expected that porcine tissue from this facility will become available in mid-1997. The Company is in discussion with other vendors to secure additional sources of pigs and expects to enter into arrangements with pig producers for the supply of qualified pigs for the Company's production processes. There can be no assurance that these sources of pigs and pig facilities and services will be available when needed by the Company.

     The Company's strategy for development and commercialization of its product candidates entails entering into arrangements with corporate partners, collaborators, licensees and others and upon the subsequent success of these third parties in performing their obligations, including, as the case may be, any or all of preclinical and clinical testing, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company will be able to maintain its existing arrangements or establish additional collaborative arrangements on favorable terms, if at all. If the Company is able to enter into any additional arrangements, such arrangements may require the Company to transfer certain material rights to third parties.

     There can be no assurance that any such corporate partners, collaborators, licensees or others will perform their obligations as expected or that the Company will derive any revenue or profit from any existing or future arrangements. While the Company believes its partners, collaborators, licensees and others will have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted by such parties is not within the control of the Company. Furthermore, there can be no assurance that the interest of the Company will coincide with those of such other parties or that disagreements over rights to technology or other proprietary information or other matters will not occur. In addition, it is possible that such other parties will be independently involved in the development of products that may be competitive with the products they are developing in collaboration with the Company. If any of the Company's partners, collaborators, licensees or others breaches or terminates its agreement with the Company or otherwise fails to conduct its required activities in a timely manner, the development or commercialization of the product candidate under such collaborative agreement may be delayed, the Company may be required to undertake unforeseen additional responsibilities or devote unforeseen additional resources to such development or commercialization or such development or commercialization could be terminated. Any such event could adversely effect the Company's business, results of operations or financial position.

Potential Product Liability; Limited Product Liability Insurance

     The testing, marketing and sale of human health care products entail an inherent risk of product liability claims, and there can be no assurance that substantial product liability claims will not be asserted against the Company. The Company has limited product liability insurance and may need to increase its coverage as it expands human clinical trials and if and when it begins to market products. There can be no assurance that adequate insurance coverage will be available on acceptable terms, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

ITEM 8.   FINANCIAL STATEMENTS
          --------------------

     All financial statements required to be filed hereunder are filed as an exhibit hereto, are listed under item 14(a)(1) and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          -------------------------------------------------------------------

     There have been no disagreements on accounting and financial disclosure matters.



                                    PART III

ITEMS 10 - 13.

     The information required for Part III of this Annual Report on Form 10-K is hereby incorporated by reference from portions of the Company's definitive proxy statement relating to the annual meeting of stockholders of the Company scheduled to be held on Tuesday, June 17, 1997, which statement will be filed with the Commission not later than 120 days after the end of the Company's 1996 fiscal year. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Meetings of Board of Directors and Committees," "Executive Compensation," "Certain Relationships and Related Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation," and "Principal Stockholders." Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading, "Executive Officers of the Registrant."



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          ------------------------------------------------------

     (a)(1) INDEX TO FINANCIAL STATEMENTS

     The following Financial Statements are included in this Annual Report on Form 10-K.

          Financial Statements:                                                                         Page
          ---------------------                                                                         ----

     1.   Report of Independent Public Accountants                                                       F-1

     2.   Balance Sheets as of December 31, 1995 and 1996                                                F-2

     3.   Statements of Operations for the three years in the period ended
          December 31, 1996                                                                              F-3

     4.   Statements of Stockholders' Equity (Deficit) for the three years in the
          period ended December 31, 1996                                                                 F-4

     5.   Statements of Cash Flows for the  three years in the period
          ended December 31, 1996                                                                        F-5

     6.   Notes to Financial Statements                                                                  F-6

(2)  EXHIBITS
     --------

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit No.                                      Title                                                       Page
-----------                                      -----                                                       ----


   3.1      -    Amended and Restated Certificate of Incorporation of the Company as
                 amended to date                                                                               (7)

   3.2      -    Amended and Restated By-laws of the Company                                                   (6)

 +10.1      -    Research and License Agreement effective as of October 1, 1989 by and among the Company and The General Hospital Corporation, as amended effective as of February 1, 1991 (2)

++10.2      -    Employment Agreement dated February 6, 1990 by and between the Company
                 and Dr. Thomas H. Fraser                                                                      (2)

  10.3      -    Rights Agreement dated July 29, 1991 by and among the Company and the
                 holders of the preferred stock as amended on September 27, 1991                               (2)

  10.3(a)   -    Consent and Agreement to Amend dated April 26, 1995 by and among the Registrant and certain
                 investors named therein                                                                       (1)

  10.3(b)   -    Consent and Agreement to Amend dated as of January 4, 1996 by and among
                 the Registrant and certain investors named therein                                            (6)

  10.4      -    Sales Agency Agreement dated October 7, 1991 by and among Diacrin, Inc., Oncologix, Inc.,
                 PharmaGenics, Inc. and PaineWebber Incorporated, as
                 amended on November 13, 1991                                                                  (2)

  10.5      -    Warrant Agreement dated November 14, 1991 by and between Diacrin, Inc.
                 and American Stock Transfer & Trust Company, as Warrant Agent                                 (2)

  10.5(a)   -    Supplement No. 1 to Warrant Agreement dated November 14, 1991, dated
                 April 24, 1995, by and between the Registrant and American Stock Transfer &
                 Trust Company, as Warrant Agent                                                               (1)

  10.6      -    Indemnification Agreement dated November 14, 1991 by and among the
                 Company and PharmaGenics, Inc. and Oncologix, Inc.                                            (2)

++10.7      -    1990 Stock Option Plan, as amended                                                            (3)

  10.8      -    Sublease dated January 24, 1991 by and among the Company and
                 Building 79 Associates Limited Partnership and Building 96
                 Associates Limited
                 Partnership                                                                                   (2)

 +10.9      -    Letter Agreement dated December 10, 1993 between the Company and The
                 General Hospital Corporation                                                                  (4)

++10.10     -    1994 Directors' Stock Option Plan, as amended                                                  *

  10.11     -    Master Lease Agreement, dated December 22, 1994, between the Company
                 and Aberlyn Capital Management Limited Partnership                                            (5)

  10.12     -    Agreement to Issue Warrant between the Company and Aberlyn Capital
                 Management Limited Partnership dated December 22, 1994, including
                 Common Stock Purchase Warrant and Registration Rights Agreement                               (5)



Exhibit No.                                      Title                                                       Page
-----------                                      -----                                                       ----


 10.12(a)  -    Waiver and Consent Agreement dated April 24, 1995 by and between the
                Registrant and Aberlyn Capital Management Limited Partnership                                 (1)

 10.13     -    Note Purchase Agreement dated as of May 31, 1995                                              (1)

 10.14     -    Form of 7.5% Convertible Note due May 31, 2000                                                (1)

 10.15     -    Registration Rights Agreements dated May 31, 1995 by and among the
                Registrant and the investors listed on Schedules I and II attached thereto                    (1)

 10.15(a)  -    Amendment No. 1 to Registration Rights Agreement dated as of January 4,
                1996 by and among the Registrant and certain investors named therein                          (6)

 10.16     -    Letters dated November 14, 1991 from HCVII and Everest Trust with respect
                to election of PaineWebber nominee to the Company's Board of Directors                        (2)

 10.17     -    Unit and Warrant Agreement dated February 12, 1996 by and between the
                Registrant and American Stock Transfer & Trust Company                                        (7)

+10.18     -    Collaboration Agreement among Diacrin, Inc., Genzyme Corporation
                and Diacrin/Genzyme, LLC dated as of October 1, 1996                                          (8)

+10.19     -    Operating Agreement of Diacrin/Genzyme LLC                                                    (8)

 11        -    Computation of Pro Forma Net Loss per Common Share                                             *

 21        -    Subsidiaries - None.

 23        -    Consent of Arthur Andersen LLP                                                                 *

 27        -    Financial Data Schedule                                                                        *

         (b)    REPORTS ON FORM 8-K.
                --------------------

                A report on Form 8-K was filed on October 2, 1996 in connection with the formation of the Joint Venture with Genzyme
                Corporation.

         (c)    DESCRIPTION OF EXHIBITS.
                ------------------------

                See Item 14 (a)

         (d)    DESCRIPTION OF FINANCIAL STATEMENT SCHEDULES.
                ---------------------------------------------

                None.



====================

  *      Filed herewith

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-20139) for the quarter ended June 30, 1995 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 10, as amended (File No. 0-20139), on April 29, 1992, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-20139) for the quarter ended September 30, 1994 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-20139), for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-2, as amended (Registration No. 33-80773) on December 22, 1995, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as amended on Form 10-Q/A (File No. 0-20139) for the quarter ended September 30, 1996 and incorporated herein by reference.

 +   Confidential treatment granted as to certain portions of this exhibit.

++ Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


DIACRIN, INC.



By:   /s/ Thomas H. Fraser
      -------------------------
      Thomas H. Fraser
      President and
      Chief Executive Officer

Date: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Signature                                        Date                                   Title
       ---------                                        ----                                   -----


 /s/   Thomas H. Fraser                             March 26, 1997           President, Chief Executive
---------------------------------------                                      Officer and Director (Principal
Thomas H. Fraser                                                             Executive Officer)



 /s/   Mark J. Fitzpatrick                          March 26, 1997           Vice President of Finance and
---------------------------------------                                      Administration ; CFO & Treasurer
Mark J. Fitzpatrick                                                          (Principal Financial and Accounting
                                                                             Officer)


 /s/   Zola P. Horovitz                             March 26, 1997           Director
---------------------------------------
Zola P. Horovitz

 /s/   John W. Littlechild                          March 26, 1997           Director
---------------------------------------
John W. Littlechild

 /s/   Stelios Papadopoulos                         March 26, 1997           Director
---------------------------------------
Stelios Papadopoulos

 /s/   Henri A. Termeer                             March 26, 1997           Director
---------------------------------------
Henri A. Termeer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Diacrin, Inc.:

     We have audited the accompanying balance sheets of Diacrin, Inc. (a Delaware corporation) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diacrin, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.







                                              Arthur Andersen LLP

Boston, Massachusetts
January 16, 1997

                                  DIACRIN, INC.

                                                BALANCE SHEETS
                                                                                             December 31,
                                                                                  ---------------------------------
                                                                                      1995                 1996
                                                                                      ----                 ----
ASSETS
Current assets:
     Cash and cash equivalents                                                    $  4,114,820         $  7,308,710
     Short-term investments                                                                 --            6,255,507
     Prepaid expenses and other current assets                                         112,007              316,107
                                                                                  ------------         ------------
          Total current assets                                                       4,226,827           13,880,324
                                                                                  ------------         ------------

Property and equipment, at cost:
     Equipment under capital leases                                                    675,262              675,262
     Furniture and office equipment                                                    195,363              224,920
     Laboratory equipment                                                               70,501              101,738
     Leasehold improvements                                                             51,424               51,424
                                                                                  ------------         ------------
                                                                                       992,550            1,053,344
     Less- Accumulated depreciation and amortization                                   358,823              576,725
                                                                                  ------------         ------------
                                                                                       633,727              476,619
                                                                                  ------------         ------------

Long-term investments                                                                       --            9,917,875
Deferred financing cost, net                                                           299,730                   --
                                                                                  ------------         ------------
                                                                                  $  5,160,284         $ 24,274,818
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                             $    191,014         $    162,058
     Accrued expenses                                                                1,126,477              506,949
     Deferred revenue                                                                       --              618,844
     Current obligations under capital leases                                          156,448              179,452
                                                                                  ------------         ------------
         Total current liabilities                                                   1,473,939            1,467,303
                                                                                  ------------         ------------
Long-term debt:
     Long-term obligation under capital leases                                         549,883              370,431
     Convertible notes payable                                                       7,000,000                   --
                                                                                  ------------         ------------
         Total long-term debt                                                        7,549,883              370,431
                                                                                  ------------         ------------

Commitments (Notes 7 and 11)

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, Authorized-- 2,990,119 and 5,000,000 shares at December 31, 1995 and 1996, respectively;
         none issued and outstanding                                                        --                   --
     Convertible preferred stock, $.01 par value,
         Series A, Authorized, issued and outstanding--
              6,484,331 shares at December 31, 1995 and none
              at December 31, 1996                                                      64,843                   --
         Series B, Authorized-- 3,833,503 shares at
              December 31, 1995 and none at December 31, 1996;
              issued and outstanding-- 2,446,917 shares at
              December 31, 1995 and none at December 31, 1996                           24,469                   --
         Series C, Authorized, issued and outstanding--
              4,455,000 shares at December 31, 1995 and none
              at December 31, 1996                                                      44,550                   --
         Series D, Authorized-- 2,009,881 shares at December 31, 1995
              and none at December 31, 1996; none issued and outstanding                    --                   --
     Common stock, $.01 par value; Authorized-- 30,000,000 shares;
         issued and outstanding-- 381,852 and 13,189,559 shares at
         December 31, 1995 and 1996, respectively                                        3,819              131,896
     Additional paid-in capital                                                     23,322,306           54,613,512
     Accumulated deficit                                                           (27,323,525)         (32,308,324)
                                                                                  ------------         ------------
         Total stockholders' equity (deficit)                                       (3,863,538)          22,437,084
                                                                                  ------------         ------------
                                                                                  $  5,160,284         $ 24,274,818
                                                                                  ============         ============


See Accompanying Notes to Financial Statements

                                  DIACRIN, INC.

                                       STATEMENTS OF OPERATIONS



                                                      Year Ended December 31,
                                       ---------------------------------------------------
                                           1994                1995                1996
                                       ---------------------------------------------------
REVENUES:
   Research and development            $   151,639         $    44,832         $ 1,143,787
   Interest income                         202,950             245,648           1,099,828
                                       -----------         -----------         -----------
       Total revenues                      354,589             290,480           2,243,615
                                       -----------         -----------         -----------

OPERATING EXPENSES:
    Research and development             4,912,488           4,478,114           5,766,528
    General and administrative           1,280,812           1,128,359           1,303,731
    Interest expense                        11,696             396,724             158,155
                                       -----------         -----------         -----------
       Total operating expenses          6,204,996           6,003,197           7,228,414
                                       -----------         -----------         -----------

NET LOSS                               $(5,850,407)        $(5,712,717)        $(4,984,799)
                                       ===========         ===========         ===========

PRO FORMA NET LOSS
    PER COMMON SHARE                   $      (.58)        $      (.57)        $      (.40)
                                       ===========         ===========         ===========

SHARES USED IN COMPUTING
    PRO FORMA NET LOSS
    PER COMMON SHARE                    10,036,707          10,053,677          12,500,513
                                       ===========         ===========         ===========










See Accompanying Notes to Financial Statements

                                  DIACRIN, INC.

                                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                               CONVERTIBLE PREFERRED STOCK
                                                --------------------------------------------------------------
                                                     SERIES A            SERIES B                SERIES C             COMMON STOCK
                                                --------------------------------------------------------------      ----------------
                                                  NUMBER     $.01      NUMBER     $.01       NUMBER      $.01       NUMBER   $.01
                                                   OF         PAR        OF        PAR        OF          PAR        OF      PAR
                                                  SHARES     VALUE     SHARES     VALUE      SHARES      VALUE      SHARES   VALUE
                                                ------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1993                      6,484,331  $ 64,843   2,446,917  $ 24,469   4,455,000  $ 44,550     349,356 $  3,494

  Exercise of stock options                            --        --          --        --          --        --      22,793      228

  Net loss                                             --        --          --        --          --        --          --       --
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                      6,484,331    64,843   2,446,917    24,469   4,455,000    44,550     372,149    3,722

  Exercise of stock options                            --        --          --        --          --        --       9,703       97

  Net loss                                             --        --          --        --          --        --          --       --
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                      6,484,331    64,843   2,446,917    24,469   4,455,000    44,550     381,852    3,819

  Proceeds from initial public offering
  of units, net of $2,096,640 financing costs          --        --          --        --          --        --   2,875,000   28,750

  Conversion of notes payable and
  accrued interest thereon into common
  stock, net of financing costs                        --        --          --        --          --        --   2,799,999   28,000

  Conversion of preferred stock
  into common stock                            (6,484,331)  (64,843) (2,446,917)  (24,469) (4,455,000)  (44,550)  6,693,121   66,931

  Exercise of stock options                            --        --          --        --          --        --      12,146      122

  Exercise of private placement warrants               --        --          --        --          --        --     427,441    4,274

  Net loss                                             --        --          --        --          --        --          --       --
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                             --        --          --        --          --        --  13,189,559 $131,896
                                                ====================================================================================




                                                                                                                           TOTAL
                                                                           ADDITIONAL                                  STOCKHOLDERS'
                                                                             PAID-IN            ACCUMULATED               EQUITY
                                                                             CAPITAL               DEFICIT               (DEFICIT)
                                                                           ---------------------------------------------------------

BALANCE, DECEMBER 31, 1993                                                 $23,310,297          $(15,760,401)          $  7,687,252

  Exercise of stock options                                                      2,835                    --                  3,063

  Net loss                                                                          --            (5,850,407)            (5,850,407)
                                                                           ---------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                                  23,313,132           (21,610,808)             1,839,908

  Exercise of stock options                                                      9,174                    --                  9,271

  Net loss                                                                          --            (5,712,717)            (5,712,717)
                                                                           ---------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                                  23,322,306           (27,323,525)            (3,863,538)

  Proceeds from initial public offering
  of units, net of $2,096,640 financing costs                               20,874,610                    --             20,903,360

  Conversion of notes payable and
  accrued interest thereon into common
  stock, net of financing costs                                              7,268,308                    --              7,296,308

  Conversion of preferred stock
  into common stock                                                             66,931                    --                     --

  Exercise of stock options                                                     15,037                    --                 15,159

  Exercise of private placement warrants                                     3,066,320                    --              3,070,594

  Net loss                                                                          --            (4,984,799)            (4,984,799)
                                                                           ---------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                                 $54,613,512          $(32,308,324)           $22,437,084
                                                                           =========================================================



See Accompanying Notes to Financial Statements

                                  DIACRIN, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                        1994                1995                  1996
                                                                        ----                ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(5,850,407)        $(5,712,717)        $ (4,984,799)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                  204,595             214,506              220,371
    Changes in current assets and liabilities-
       Prepaid expenses and other current assets                         (25,687)             26,750             (204,100)
       Accounts payable                                                   87,724            (116,784)             (28,956)
       Accrued expenses                                                  102,089             269,905             (241,643)
       Deferred revenue                                                       --                  --              618,844
                                                                     -----------         -----------         ------------
          Net cash used in operating activities                       (5,481,686)         (5,318,340)          (4,620,283)
                                                                     -----------         -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                      5,997,723                  --           (6,255,507)
    Purchases of property and equipment, net                            (275,075)           (107,988)             (60,794)
    Decrease in note receivable from officer                               9,500              37,500                   --
    Increase in long-term investments                                         --                  --           (9,917,875)
                                                                     -----------         -----------         ------------
          Net cash provided by (used in) investing activities          5,732,148             (70,488)         (16,234,176)
                                                                     -----------         -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock and warrants                    3,063               9,271           23,989,113
    Principal payments under capital leases                              (57,933)           (173,880)            (156,448)
    Proceeds from sale leaseback of equipment                            600,000             226,895                   --
    Proceeds from sale of 7.5% convertible notes                              --           7,000,000                   --
    (Increase) decrease in deferred financing costs                           --            (310,831)             215,684
    Decrease in other long-term liabilities                             (250,000)                 --                   --
                                                                     -----------         -----------         ------------
          Net cash provided by financing activities                      295,130           6,751,455           24,048,349
                                                                     -----------         -----------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                545,592           1,362,627            3,193,890

CASH AND CASH EQUIVALENTS, beginning of period                         2,206,601           2,752,193            4,114,820
                                                                     -----------         -----------         ------------
CASH AND CASH EQUIVALENTS, end of period                             $ 2,752,193         $ 4,114,820         $  7,308,710
                                                                     ===========         ===========         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Equipment acquired under capital lease obligations               $   600,000         $   226,895         $         --
                                                                     ===========         ===========         ============
    Conversion of notes and accrued interest
       into common stock, net of financing costs                     $        --         $        --         $  7,296,308
                                                                     ===========         ===========         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                  $    11,696         $    82,987         $     90,885
                                                                     ===========         ===========         ============


See Accompanying Notes to Financial Statements

                                  DIACRIN, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)  Operations and Basis of Presentation
-----------------------------------------

Diacrin, Inc. (the "Company") was incorporated on October 10, 1989 and is developing transplantable porcine (pig) cells for the treatment of human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent.

In prior years, the Company was considered to be in the development stage for financial reporting purposes. During 1996, the Company entered into a joint venture agreement with Genzyme Corporation, as further discussed in Note 4, and expects to recognize significant revenue from this collaboration. As such, the Company no longer reports cumulative results from inception as required for development stage enterprises.

(2)  Summary of Significant Accounting Policies
-----------------------------------------------

     (a)  Principles of Consolidation
     --------------------------------

The accompanying balance sheet as of December 31, 1995 and statements of operations and cash flows for all periods include the accounts of the Company and its wholly-owned subsidiary, Diacrin Securities Corporation. All material intercompany accounts and transactions have been eliminated in consolidation. This subsidiary was dissolved on June 13, 1996.

     (b)  Depreciation and Amortization
     ----------------------------------

The Company provides for depreciation using the straight-line method by charges to operations in amounts estimated to allocate the cost of these assets over a five-year life. Amortization of equipment under capital leases and leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

     (c)  Research and Development
     -----------------------------

Collaborative revenue under the joint venture agreement with Genzyme Corporation and revenues from research grants are recognized as work is performed and costs are incurred. Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

     (d)  Income Taxes
     -----------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." At December 31, 1996, the Company has a net operating loss carryforward for federal income tax purposes of approximately $30,247,000. The difference from losses reported for financial reporting purposes relates primarily to expenses reflected in the financial statements not yet deductible for tax purposes. The net operating loss carryforwards expire commencing in the year 2005 and are subject to review and possible adjustment by the Internal Revenue Service. Net operating loss and tax credit carryforwards may be limited in the event of certain changes in the ownership interests of significant shareholders. The Company believes issuance of the convertible notes payable, as well as the initial public offering, caused a change in ownership, as defined by the Tax Reform Act of 1986. The Company does not believe that such ownership changes will significantly impact the company's ability to utilize the net operating loss and tax credit carryforwards as of

                                  DIACRIN, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the date of such ownership changes. Ownership changes in future periods may limit the Company's ability to utilize net operating loss and tax credit carryforwards.

The components of the deferred tax amounts, carryforwards and the valuation allowance are approximately as follows:

                                       1995                 1996
                                   ------------         ------------

Loss carryforwards                 $  9,842,000         $ 12,099,000
Start-up costs                          726,000              484,000
Credit carryforwards                  1,205,000            1,896,000
Other temporary differences              27,000                7,000
                                   ------------         ------------
Total deferred tax assets            11,800,000           14,486,000
Less - valuation allowance          (11,800,000)         (14,486,000)
                                   ------------         ------------
     Net deferred tax asset        $         --         $         --
                                   ============         ============

A valuation allowance has been provided as it is uncertain if the Company will realize the deferred tax assets. The change in the total valuation allowance during the year ended December 31, 1996 was an increase of approximately $2,686,000 and relates to the increase in the deferred tax asset as a result of the net operating loss and tax credits generated during 1996.

     (e)  Pro Forma Net Loss per Common Share
     ----------------------------------------

Pro forma net loss per common share is based on the weighted average number of common shares outstanding assuming the automatic conversion of all outstanding shares of Series A, B and C convertible preferred stock into 6,693,121 shares of common stock and the automatic conversion of the outstanding $7,000,000 convertible notes payable into 2,799,999 shares of common stock, both of which occurred upon the closing of the Company's initial public offering. Common stock issued after December 1, 1994 and common stock issuable pursuant to stock options or warrants granted after December 1, 1994 have been reflected as outstanding for the 1994 and 1995 periods and for the period from January 1, 1996 through the effective date of the Company's initial public offering using the treasury stock method, as required by the Securities and Exchange Commission. Other shares of stock issuable pursuant to stock options and warrants have not been included as their effect would be antidilutive.

     (f)  Use of Estimates
     ---------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

     (g)  Reclassifications
     ----------------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)  Initial Public Offering
----------------------------

On February 12, 1996, the Company completed an initial public offering of 2,500,000 units, each unit consisting of one share of common stock and one redeemable warrant to purchase one share of common stock for $16.00 per share, for net proceeds of approximately $18.2 million. In addition, all outstanding shares of Series A, B and C convertible preferred stock were automatically converted into an aggregate of 6,693,121 shares of common stock and the outstanding $7,000,000 of convertible notes payable were automatically converted into an

                                  DIACRIN, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

aggregate of 2,799,999 shares of common stock upon the closing of the initial public offering. On March 7, 1996, the underwriters of the offering exercised their over-allotment option to purchase an additional 375,000 units, resulting in additional net proceeds of approximately $2.8 million to the Company. On August 12, 1996, the common stock and warrants underlying the units began to trade separately.

(4)  Joint Venture Agreement
----------------------------

In September 1996, the Company and Genzyme Corporation ("Genzyme") formed a joint venture to develop and commercialize the Company's NeuroCell(TM)-PD and NeuroCell(TM)-HD products for transplantation into people with advanced Parkinson's disease and Huntington's disease, respectively. Under the terms of the agreement, which was effective October 1, 1996, Genzyme has agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the two products. All costs incurred in excess of $50 million would be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties.

During the year ended December 31, 1996, the Company received $1,662,631 under the agreement, of which $1,043,787 was recognized as revenue and $618,844 was deferred until the work is performed.

(5)  Cash Equivalents and Investments
-------------------------------------

The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1995 and 1996 consisted of the following:

                                                                 1995              1996
                                                                 ----              ----
Cash and cash equivalents-
     Cash                                                     $       --        $      421
     Money market mutual fund                                         --         1,898,920
     Commercial paper                                          4,114,820         2,292,335
     Corporate notes                                                  --         3,117,034
                                                              ----------        ----------
                                                              $4,114,820        $7,308,710
                                                              ==========        ==========

Short-term investments-
     Commercial paper (wtd. avg. maturity of 4 months)        $       --        $  984,710
     Corporate notes (wtd. avg. maturity of 8 months)                 --         5,270,797
                                                              ----------        ----------
                                                              $       --        $6,255,507
                                                              ==========        ==========
Long-term investments-
     Corporate notes (wtd. avg. maturity of 14 months)        $       --        $9,917,875
                                                              ==========        ==========

                                  DIACRIN, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(6)  Accrued Expenses
---------------------


Accrued expenses consisted of the following at December 31, 1995 and 1996:

                                                       1995               1996
                                                       ----               ----
Accrued clinical trials costs                      $   91,591           $177,052
Accrued professional fees                             330,916            118,445
Accrued interest                                      313,737              6,621
Accrued payroll                                       127,000              5,383
Accrued other                                         263,233            199,448
                                                   ----------           --------
    Total                                          $1,126,477           $506,949
                                                   ==========           ========

(7)  Leases
-----------

     (a) Capital Leases
     ------------------

On December 22, 1994, the Company sold certain laboratory equipment, with an original cost of approximately $805,000, for $600,000. In connection with this transaction, the Company entered into a capital lease under a master lease agreement to lease the equipment back for payments of approximately $15,000 per month for 48 months. Upon completion of the lease term, the Company is required to purchase all of the equipment for $90,000 or extend the lease term for an additional six months at approximately $15,000 per month, at which time title to the equipment reverts back to the Company. The sale of the equipment generated a gain of approximately $139,000 which has been offset against the cost of the asset and will be amortized over the life of the lease in accordance with SFAS No. 13 "Accounting for Leases". On July 1 and December 22, 1995, the Company sold additional equipment at its original cost of approximately $142,000 and $85,000, respectively, and entered into capital leases under the aforementioned master lease to lease the equipment back for 48 monthly payments of approximately $3,500 commencing July 1, 1995 and $2,100 commencing January 1, 1996. Upon completion of each lease term, the Company is required to purchase all of the equipment for 15% of the amount financed or extend each lease term for an additional six months, at which times title to the equipment reverts back to the Company.


The future minimum payments under all capital lease agreements as of December
31, 1996 are as follows:
                      1997                                             $247,333
                      1998                                              337,333
                      1999                                               80,618
                                                                       --------
Total minimum lease payments                                            665,284
Less-Amount representing interest                                       115,401
                                                                       --------

Present value of minimum lease payments                                 549,883
Less-Current obligation under capital lease                             179,452
                                                                       --------
                                                                        $370,431
                                                                       ========

                                       F-9

                                  DIACRIN, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (b) Facility Lease
     ------------------

During 1991, the Company entered into a ten-year operating lease for a facility.
Minimum rental payments under the lease are as follows:

                                                             Rental
                                                           Commitment
                                                           ----------
                 1997                                      $  710,000
                 1998                                         710,000
                 1999                                         710,000
                 2000                                         710,000
                 2001                                         533,000
                                                           ----------
                                                           $3,373,000
                                                           ==========

Total rent expense for the periods ended December 31, 1994, 1995 and 1996 was approximately $460,000, $639,000 and $700,000, respectively. These amounts are net of sublease revenue of $307,000, $133,000 and $58,000 received from subtenants in 1994, 1995 and 1996, respectively.

(8)  Convertible Notes Payable
------------------------------

On May 31, 1995, the Company completed the sale of $7,000,000 of convertible notes. The notes were due on May 31, 2000 and bore interest at 7.5% per annum, compounded annually in arrears. Upon the approval of a majority of the noteholders, each noteholder could elect to convert its outstanding note into shares of Series D preferred stock at the rate of $5.00 per share.

Upon completion of the Company's initial public offering discussed in Note 3, the outstanding principal amount of convertible notes automatically converted into an aggregate of 2,799,999 shares of the Company's common stock.

(9)  Stockholders' Equity (Deficit)
----------------------------------

     (a) Reverse Stock Split and Amendment to Charter
     ------------------------------------------------

On January 25, 1996, the Company's stockholders approved a 1-for-2 reverse stock split of the common stock. In connection with the approved reverse stock split, the Company filed a Certificate of Amendment to the Company's Certificate of Incorporation. Accordingly, all share and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the reverse stock split.

     (b) Preferred Stock
     -------------------

The outstanding Series A, Series B and Series C preferred stock automatically converted into an aggregate of 6,693,121 shares of the Company's common stock upon the closing of the Company's initial public offering discussed in Note 3. In addition, all designated series of convertible preferred stock were eliminated effective upon the closing of the Company's initial public offering.

As of December 31, 1996, the Company has an authorized class of undesignated preferred stock consisting of 5,000,000 shares. The Company's Board of Directors is authorized, subject to any limitations prescribed by law and without further stockholder approval, to issue from time to time up to 5,000,000 shares of preferred stock in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers,

                                  DIACRIN, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


qualifications and rights or privileges as shall be determined by the Board of Directors.

     (c) Warrants
     ------------

In November 1991, in connection with the sale of Series C convertible preferred stock, the Company issued warrants to purchase 465,853 shares of common stock exercisable at $7.20 per share. The warrants were exercisable commencing August 9, 1996 and expired on November 14, 1996. Warrants to purchase 427,441 shares of common stock were exercised during 1996 for net proceeds to the Company of approximately $3,071,000.

In December 1994, the Company issued a warrant for the purchase of common stock in connection with a master lease agreement as discussed in Note 7(a). The warrant is exercisable for 12,474 shares of common stock at an exercise price of $7.92 per share. The warrant expires in December 1999.

As discussed in Note 3, the Company issued redeemable warrants in connection with the Company's initial public offering to purchase 2,875,000 shares of common stock at an exercise price of $16 per share, subject to certain adjustments. The warrants may be exercised commencing August 12, 1996 and expire on the earlier to occur of redemption of the warrant by the Company, which option the Company may exercise (at a price of $.01 per warrant) if the average closing price of the common stock for any 20 consecutive trading day period exceeds 150% of the exercise price of the warrants, or December 31, 2000.

(10)  Common Stock Options
--------------------------

The Company has adopted the 1990 Stock Option Plan (the "Plan") under which the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and stock appreciation rights to employees, directors and consultants of the Company for up to 800,000 shares of the Company's common stock. All options granted have 10-year terms, and the majority vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 1996, there were options to purchase 54,670 shares of common stock available for future grant under the Plan.

In December 1993, the Company granted non-qualified options, not included in the Plan, to purchase 214,105 shares of common stock at a price of $2.50 per share and 57,500 shares of common stock at a price of $4.00 per share to certain advisors to the Company. These options have 10-year terms and were fully vested upon the date of grant. In June 1994, the Company granted non-qualified options, not included in the Plan, to purchase 45,000 shares of common stock at a price of $8.50 per share to certain advisors to the Company. In April 1996, the Company granted non-qualified options, not included in the Plan, to purchase 25,000 shares of common stock at a price of $9.50 per share to an executive of the Company as an inducement to his employment. The options granted in 1994 and 1996 have 10-year terms and vest in equal annual installments of 25% over four years of continued service from the date of grant.

In July 1994, the stockholders approved the 1994 Directors' Stock Option Plan (the "Director Plan") which automatically grants an option to each eligible outside director of the Company for the purchase of 7,500 shares of common stock at an exercise price of the then fair market value. Each option granted under the Director Plan has a 10-year term and may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter. In December 1996, the Board of Directors amended the Director Plan to automatically grant 15,000 options to each new eligible outside director. The Company has reserved 30,000 shares for issuance under this plan. As of December 31, 1996, there were 16,875 options outstanding under the Director Plan at a weighted average exercise price of $8.60 per share.

                                  DIACRIN, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The following table summarizes incentive and non-qualified stock option activity, exclusive of the warrants discussed in Note 9(c):

                                                Number of       Weighted average
                                                 options         exercise price
                                                 -------         --------------
Balance, December 31, 1993                       781,904            $1.92
   Options granted                               275,618             3.39
   Options exercised                             (22,793)             .13
   Options canceled                             (276,571)            3.61
                                                --------
Balance, December 31, 1994                       758,158             1.90
   Options granted                               153,000             1.50
   Options exercised                              (9,703)             .96
   Options canceled                             (107,125)            1.41
                                                --------
Balance, December 31, 1995                       794,330             1.90
   Options granted                               208,000             9.11
   Options exercised                             (12,146)            1.25
   Options canceled                              (15,689)            1.85
                                                --------
Balance, December 31, 1996                       974,495             3.44
                                                ========
Exercisable, December 31, 1996                   602,590             2.03
                                                ========


Exercise prices for options outstanding as of December 31, 1996 ranged from $.02 to $9.50.

The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair-value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.5% and 6.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 70% and 70%; and a weighted-average expected life of the options of 7.5 and 7.5 years.


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The aggregate fair value of options granted in 1995 and 1996 was approximately $170,000 and $1,400,000, respectively. The Company's pro forma information follows:

                                                 1995                 1996
                                                 ----                 ----

Net loss:                As reported         $(5,712,717)         $(4,984,799)
                         Pro forma            (5,712,717)          (5,071,094)

Net loss per share:      As reported               (.57)                 (.40)
                         Pro forma                 (.57)                 (.41)

                                  DIACRIN, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(11)  Company Sponsored Research and License Agreements
-------------------------------------------------------

The Company has been a party to several research and license agreements whereby the Company has the right to receive exclusive worldwide licenses to develop, manufacture and sell any products developed pursuant to licensed technologies in exchange for agreed upon payments to fund research and specified royalties on any sales of licensed products. Funding for research performed under these agreements was approximately $407,000, $364,000 and $272,000 during the years ended December 31, 1994, 1995 and 1996, respectively. The minimum future amount payable for research under two actively funded agreements is $119,000, payable in 1997.

The Company has also obtained from a hospital an exclusive worldwide license to commercially develop, manufacture, use and distribute products incorporating licensed technology in exchange for specified royalties on any future sales of such products.