Form 10-Q
period 1997-03-31
DIACRIN INC /DE/
filed 1997-05-14
CIK 887137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            -- EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

    _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


      Building 96 13th Street, Charlestown Navy Yard,Charlestown, MA 02129
          (Address of principal executive offices, including zip code)

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

                           YES     X         NO______
                                   --
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of April 30, 1997, 13,225,295 shares of the registrant's Common Stock were outstanding.

2


                                  Diacrin, Inc.
                                      Index




                                                                            Page
PART I. -         FINANCIAL INFORMATION                                     ----

Item 1.           Financial Statements

                   Balance Sheets as of
                   December 31, 1996 and March 31, 1997.....................  3

                   Statements of Operations for the Three Month
                   Periods Ended March 31, 1996 and 1997....................  4

                   Statements of Cash Flows for the Three Month Periods
                   Ended March 31, 1996 and 1997............................  5

                   Notes to Financial Statements............................  6

Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................  8

PART II. -        OTHER INFORMATION

Item 2.           Changes in Securities..................................... 10

SIGNATURES.................................................................. 11


3

                                                              DIACRIN, INC.
                                                              BALANCE SHEETS
                                                               (UNAUDITED)

                                                                       December 31,                     March 31,
                                                                          1996                            1997
ASSETS
Current assets:
     Cash and cash equivalents                                          $7,308,710                    $3,117,674
     Short-term investments                                              6,255,507                     7,729,132
     Prepaid expenses and other current assets                             316,107                       486,553
                                                                      ------------                  ------------
         Total current assets                                           13,880,324                    11,333,359
                                                                      ------------                  ------------
Property and equipment, at cost:
     Equipment under capital leases                                        675,262                       675,262
     Furniture and office equipment                                        224,920                       232,346
     Laboratory equipment                                                  101,738                       133,996
     Leasehold improvements                                                 51,424                        51,424
                                                                      ------------                  ------------
                                                                         1,053,344                     1,093,028
     Less- Accumulated depreciation
                    and amortization                                       576,725                       630,262
                                                                      ------------                  ------------
                                                                           476,619                       462,766
                                                                      ------------                  ------------

Long-term investments                                                    9,917,875                    11,970,517
                                                                      ------------                  ------------
                                                                       $24,274,818                   $23,766,642
                                                                      ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $162,058                      $234,469
     Accrued expenses                                                      506,949                       623,884
     Deferred revenue                                                      618,844                       470,107
     Current obligations under capital leases                              179,452                       186,013
                                                                      ------------                  ------------
         Total current liabilities                                       1,467,303                     1,514,473
                                                                      ------------                  ------------

Long-term obligation under capital leases                                  370,431                       321,393
                                                                      ------------                  ------------

Stockholders' equity:
     Preferred stock, $.01 par value, Authorized--
         5,000,000 shares at December 31, 1996 and
         at March 31, 1997; none issued and outstanding                     -                             -
     Common stock, $.01 par value; Authorized-- 30,000,000
         shares; issued and outstanding -- 13,189,559 shares
         and 13,198,670 shares at December 31, 1996
         and March 31, 1997, respectively                                  131,896                       131,987
     Additional paid-in capital                                         54,613,512                    54,625,986
     Accumulated deficit                                               (32,308,324)                  (32,827,197)
                                                                      ------------                  ------------
              Total stockholders' equity                                22,437,084                    21,930,776
                                                                      ------------                  ------------
                                                                       $24,274,818                   $23,766,642
                                                                      ============                  ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                             DIACRIN, INC.
                                                        STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)




                                                          Three Months
                                                         Ended March 31,
                                                      1996             1997
                                                      ----             ----
REVENUES:
   Research and development                 $          -          $  1,191,326
   Interest income                                    163,370          331,396
                                                   ----------       ----------
       Total revenues                                 163,370        1,522,722
                                                   ----------       ----------

OPERATING EXPENSES:
    Research and development                        1,224,379        1,611,269
    General and administrative                        326,809          411,480
   Interest expense                                    92,732           18,846
                                                   ----------       ----------
       Total operating expenses                     1,643,920        2,041,595
                                                   ----------       ----------

NET LOSS                                          $(1,480,550)      $ (518,873)
                                                   ===========      ===========

    NET LOSS PER COMMON SHARE                      $     (.13)      $     (.04)
                                                   ===========      ===========
SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE                      11,411,472       13,192,471
                                                   ==========       ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

5



                                                              DIACRIN, INC.
                                                         STATEMENTS OF CASH FLOWS
                                                               (UNAUDITED)

                                                                                 Three Months
                                                                                Ended March 31,
                                                                            1996               1997
                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $ (1,480,550)    $     (518,873)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                     56,243             53,537
    Changes in assets and liabilities-
       Prepaid expenses and other current assets                          (106,124)          (170,446)
       Accounts payable                                                    (47,585)            72,411
       Accrued expenses                                                    (46,278)           116,935
       Deferred revenue                                                      -               (148,737)
                                                                       -----------        -----------

              Net cash used in operating activities                     (1,624,294)          (595,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                      -              (1,473,625)
    Purchases of property and equipment, net                                (5,873)           (39,684)
    Increase in long-term investments                                       -              (2,052,642)
                                                                       -----------        -----------

              Net cash used in investing activities                         (5,873)        (3,565,951)
                                                                       -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock and warrants                 20,914,301             12,565
    Principal payments under capital leases                                (37,799)           (42,477)
    Decrease in deferred financing costs                                   215,684             -
                                                                       -----------        -----------

              Net cash provided by (used in) financing activities       21,092,186            (29,912)
                                                                       -----------        -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                19,462,019         (4,191,036)

CASH AND CASH EQUIVALENTS, beginning of period                           4,114,820          7,308,710
                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                               $23,576,839        $ 3,117,674
                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Conversion of notes and accrued interest
       into common stock, net of financing costs                       $ 7,296,308        $     -
                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                    $    24,034        $    18,846
                                                                       ===========        ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  DIACRIN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Operations And Basis Of Presentation
---------------------------------------------

         Diacrin, Inc. (the Company) was incorporated on October 10, 1989 and is developing transplantable cells for the treatment of human diseases which are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent.

     The unaudited financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       Summary of Significant Accounting Policies
---------------------------------------------------

         (a)      Net Loss per Common Share

     Net loss per common share is based on the weighted average number of common shares outstanding. For 1996, the weighted average number of common shares outstanding assumed the automatic conversion of all outstanding shares of Series A, B and C convertible preferred stock into 6,693,121 shares of common stock and the automatic conversion of the outstanding $7,000,000 convertible notes payable into 2,799,999 shares of common stock, both of which occurred upon the closing of the Company's initial public offering on February 16, 1996. Common stock issued after December 1, 1994 and common stock issuable pursuant to stock options or warrants granted after December 1, 1994 have been reflected as outstanding for the period from January 1, 1996 through the effective date of the Company's initial public offering using the treasury stock method as required by the Securities and Exchange Commission. Other shares of stock issuable pursuant to stock options and warrants have not been included as their effect would be antidilutive.

3.       New Accounting Standard
--------------------------------

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, this statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. In addition, the Company believes that the adoption of SFAS 128 will not have a material effect on its financial statements.

                                  DIACRIN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       Cash Equivalents and Investments
-----------------------------------------

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1996 and March 31, 1997 consisted of the following:

                                                                     December 31,  March 31,
                                                                         1996        1997
                                                                     ----------   -----------

Cash and cash equivalents-
   Cash ..........................................................   $      421   $      463
   Money market mutual fund ......................................    1,898,920    2,642,211
   Commercial paper ..............................................    2,292,335      475,000
   Corporate notes ...............................................    3,117,034         --
                                                                     ----------   ----------
                                                                     $7,308,710   $3,117,674
                                                                     ==========   ==========

Short-term investments-
   Commercial paper (wtd. avg. maturity of 4 months) .............   $  984,710      998,135
   Corporate notes (wtd. avg. mat. of 8 and 10 mos., respectively)    5,270,797    6,730,997
                                                                     ----------   ----------
                                                                     $6,255,507   $7,729,132
                                                                     ----------   ----------


Long-term investments-
   Corporate notes (wtd. avg. maturity of 14 months) ............... $9,917,875   $11,970,517
                                                                     ==========   ===========



                                  DIACRIN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from its Joint Venture with Genzyme Corporation in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs (the "Joint Venture"). The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in further fluctuating operating losses for at least the next several years. At March 31, 1997, the Company had an accumulated deficit of $32.8 million.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996
--------------------------------------------------------------------------

     Research and development revenues were approximately $1.2 million for the three months ended March 31, 1997. There were no research and development revenues earned during the three months ended March 31, 1996. The revenues recognized during the three months ended March 31, 1997 were earned in connection with the Joint Venture.

     Interest income was $331,000 for the three months ended March 31, 1997 versus $163,000 for the three months ended March 31, 1996. The increase was primarily due to additional interest income realized on substantially higher cash balances available for investment as a result of the Company's initial public offering in February 1996.

     Research and development expenses were $1.6 million for the three months ended March 31, 1997, which includes expenses incurred on behalf of and reimbursed by the Joint Venture, versus $1.2 million for the three months ended March 31, 1996. The 32% increase was primarily due to an increase in the external costs of ongoing Phase 1 human clinical trials of the Joint Venture's NeuroCell(TM)-PD and NeuroCell(TM)-HD product candidates and the additional clinical affairs staffing necessary to support these trials.

     General and administrative expenses were $411,000 for the three months ended March 31, 1997 versus $327,000 for the three months ended March 31, 1996. The 26% increase was primarily due to increased professional fees and insurance expense since the Company completed its initial public offering and an increase in administrative personnel.

         Interest expense was $19,000 for the three months ended March 31, 1997 versus $93,000 for the three months ended March 31, 1996. The decrease was primarily attributable to the recognition of interest expense during the three months ended March 31, 1996 on the Company's $7.0 million of Convertible Notes which were issued in May 1995 and converted to common stock upon the closing of the Company's initial public offering.

         The Company incurred a net loss of approximately $519,000 for the three months ended March 31, 1997 versus approximately $1.5 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has financed its activities primarily with the net proceeds from private sales of preferred stock, which in the aggregate have totaled approximately $22.6 million; with the issuance of $7.0 million of convertible notes payable; with the net proceeds of $20.9 million from the Company's initial public offering; with the net proceeds of approximately $3.1 million from the exercise of warrants originally issued in 1991 in connection with a private sale of preferred stock; and with interest earned thereon. In addition, the Company has recorded approximately $2.2 million in revenue from its Joint Venture since it commenced October 1, 1996. At March 31, 1997, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $22.8 million.

     The Company purchased approximately $1.5 million of capital equipment through March 31, 1997. In December 1994, approximately $805,000 of capital equipment was sold for proceeds of $600,000 and subsequently leased back over a four-year term. In addition, approximately $227,000 of capital equipment was sold in 1995 for its original cost and subsequently leased back over a four-year term. The Company had no material commitments for capital expenditures as of March 31, 1997.

     Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being funded by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture. Genzyme is responsible for funding 100% of the first $10 million, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million from October 1, 1996 until such products achieve commercialization. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. The Company believes that its obligation to fund 25% of the program costs will not commence until late 1997.

     The Company believes that its existing funds, together with projected future funding from the Joint Venture, will be sufficient to fund its operating expenses and capital requirements as currently planned through at least early 1999. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, any termination of the Joint Venture, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors. For a more detailed discussion of these and other factors that may affect the Company's future operating results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

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

10
                           PART II. OTHER INFORMATION


Item 2.   Changes in Securities

     During the quarter ended March 31, 1997, the Company issued 375 shares of Common Stock for an aggregate consideration of $468.75 to one person upon the exercise of a stock option in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. No underwriters were engaged in connection with such issuance. The Company did not sell any other equity securities during the quarter ended March 31, 1997 that were not registered under the Securities Act.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DIACRIN, INC.



May 14, 1997                                /s/ Thomas H. Fraser
                                            --------------------
                                            Thomas H. Fraser
                                            President and Chief
                                            Executive Officer



                                            /s/ Mark J. Fitzpatrick
                                            -----------------------
                                            Mark J. Fitzpatrick
                                            Vice President of Finance and
                                            Administration; CFO & Treasurer