Form 10-Q
period 1997-06-30
DIACRIN INC /DE/
filed 1997-08-11
CIK 887137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      (Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--                                ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--                            EXCHANGE ACT OF 1934

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

                           YES     X           NO______
                                 -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of July 31, 1997, 13,252,881 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index





                                                                            Page
PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements

            Balance Sheets as of
            December 31, 1996 and June 30, 1997..........................     3

            Statements of Operations for the Three and Six Month
            Periods Ended June 30, 1996 and 1997.........................     4

            Statements of Cash Flows for the Six Month Periods
            Ended June 30, 1996 and 1997.................................     5

            Notes to Financial Statements................................     6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................     8


PART II. - OTHER INFORMATION

Item 2.     Changes in Securities........................................    11

Item 4.     Submission of Matters to a Vote of Security Holders..........    11

Item 6.     Exhibits and Reports on Form 8-K.............................    11


SIGNATURES...............................................................    12



                                  Diacrin, Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                                          December 31,                 June 30,
                                                                             1996                        1997
ASSETS
Current assets:
     Cash and cash equivalents                                          $  7,308,710                $  4,573,011
     Short-term investments                                                6,255,507                   7,738,464
     Interest receivable and other current assets                            316,107                     494,696
                                                                        ------------                ------------
         Total current assets                                             13,880,324                  12,806,171
                                                                        ------------                ------------
Property and equipment, at cost:
     Equipment under capital leases                                          675,262                     675,262
     Furniture and office equipment                                          224,920                     256,643
     Laboratory equipment                                                    101,738                     135,414
     Leasehold improvements                                                   51,424                      55,557
                                                                        ------------                ------------
                                                                           1,053,344                   1,122,876
     Less- Accumulated depreciation
                    and amortization                                         576,725                     684,365
                                                                        ------------                ------------
                                                                             476,619                     438,511
                                                                        ------------                ------------

Long-term investments                                                      9,917,875                  10,291,499
                                                                        ------------                ------------
                                                                        $ 24,274,818                $ 23,536,181
                                                                        ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $    162,058                $    189,178
     Accrued expenses                                                        506,949                     756,398
     Deferred revenue                                                        618,844                     647,330
     Current obligations under capital leases                                179,452                     192,814
                                                                        ------------                ------------
         Total current liabilities                                         1,467,303                   1,785,720

Long-term obligation under capital leases                                    370,431                     270,563

Stockholders' equity:
     Preferred stock, $.01 par value, Authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; Authorized-- 30,000,000
         shares; issued and outstanding-- 13,189,559 shares
         and 13,247,881 shares at December 31, 1996
         and June 30, 1997, respectively                                     131,896                     132,479
     Additional paid-in capital                                           54,613,512                  54,692,978
     Accumulated deficit                                                 (32,308,324)                (33,345,559)
                                                                        ------------                ------------
              Total stockholders' equity                                  22,437,084                  21,479,898
                                                                        ------------                ------------
                                                                        $ 24,274,818                $ 23,536,181
                                                                        ============                ============


                 See Accompanying Notes to Financial Statements

                                     - 3 -



                                  Diacrin, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                            Three Months                        Six Months
                                                           Ended June 30,                      Ended June 30,
                                                       1996             1997                1996             1997
REVENUES:
   Research and development                       $    22,367       $ 1,255,760        $    22,367       $ 2,447,086
   Interest income                                    316,595           330,261            479,965           661,657
                                                  -----------       -----------        -----------       -----------
       Total revenues                                 338,962         1,586,021            502,332         3,108,743
                                                  -----------       -----------        -----------       -----------

OPERATING EXPENSES:
    Research and development                        1,517,901         1,692,223          2,742,280         3,303,492
    General and administrative                        328,895           394,886            655,704           806,367
   Interest expense                                    23,236            17,274            115,968            36,119
                                                  -----------       -----------        -----------       -----------
       Total operating expenses                     1,870,032         2,104,383          3,513,952         4,145,978
                                                  -----------       -----------        -----------       -----------

NET LOSS                                          $(1,531,070)      $  (518,362)       $(3,011,620)      $(1,037,235)
                                                  ===========       ===========        ===========       ===========

NET LOSS PER COMMON SHARE                         $      (.12)      $      (.04)       $      (.25)      $      (.08)
                                                  ===========       ===========        ===========       ===========

SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE                      12,755,282        13,233,258         12,083,377        13,212,977
                                                  ===========       ===========        ===========       ===========






                 See Accompanying Notes to Financial Statements

                                  Diacrin, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                                 1996              1997

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(3,011,620)      $(1,037,235)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                          110,947           107,640
    Changes in assets and liabilities-
       Interest receivable and other current assets                             (248,789)         (178,589)
       Accounts payable                                                            6,980            27,120
       Accrued expenses                                                         (100,429)          249,449
       Deferred revenue                                                            -                28,486
                                                                             -----------       -----------

              Net cash used in operating activities                           (3,242,911)         (803,129)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                       (12,641,081)       (1,482,957)
    Purchases of property and equipment, net                                     (31,030)          (69,532)
    Increase in long-term investments                                         (4,634,413)         (373,624)
                                                                             -----------       -----------

              Net cash used in investing activities                          (17,306,524)       (1,926,113)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock and warrants                       20,918,690            80,049
    Principal payments under capital leases                                      (75,938)          (86,506)
    Decrease in deferred financing costs                                         215,684             -
                                                                             -----------       -----------

              Net cash provided by (used in) financing activities             21,058,436            (6,457)
                                                                             -----------       -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                         509,001        (2,735,699)

CASH AND CASH EQUIVALENTS, beginning of period                                 4,114,820         7,308,710
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                     $ 4,623,821       $ 4,573,011
                                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Conversion of notes and accrued interest
       into common stock, net of financing costs                             $ 7,296,308       $     -
                                                                             ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                          $    47,270       $    36,119
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

         (a)      Research and Development

         Collaborative revenue under the joint venture agreement with Genzyme Corporation and revenues from research grants are recognized as work is performed and costs are incurred. Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

         (b)      Net Loss per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. For the six months ended June 30, 1996, the weighted average number of common shares outstanding assumed the automatic conversion of all outstanding shares of Series A, B and C convertible preferred stock into 6,693,121 shares of common stock and the automatic conversion of the outstanding $7,000,000 convertible notes payable into 2,799,999 shares of common stock, both of which occurred upon the closing of the Company's initial public offering on February 16, 1996. Common stock issued after December 1, 1994 and common stock issuable pursuant to stock options or warrants granted after December 1, 1994 have been reflected as outstanding for the period from January 1, 1996 through the effective date of the Company's initial public offering using the treasury stock method as required by the Securities and Exchange Commission. Other shares of stock issuable pursuant to stock options and warrants have not been included as their effect would be antidilutive.

3.       New Accounting Standard
--------------------------------

         In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, this statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS 128 will not have a material effect on its previously reported net loss per common share.

                                  Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

4.       Cash Equivalents and Investments
-----------------------------------------

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1996 and June 30, 1997 consisted of the following:

                                                                                   December 31,        June 30,
                                                                                       1996              1997
                                                                                   -----------       -----------

Cash and cash equivalents-
   Cash                                                                            $       421      $       555
   Money market mutual fund                                                          1,898,920        4,310,696
   Commercial paper                                                                  2,292,335          261,760
   Corporate notes                                                                   3,117,034            -
                                                                                   -----------      -----------
                                                                                   $ 7,308,710      $ 4,573,011
                                                                                   ===========      ===========

Short-term investments-
   Commercial paper (wtd. avg. maturity of 4 months)                               $   984,710            -
   Corporate notes (wtd. avg. mat. of 8 and 9 mos., respectively)                    5,270,797        5,738,464
   U.S. government agency obligation (maturity of 12 months)                             -            2,000,000
                                                                                   -----------      -----------
                                                                                   $ 6,255,507      $ 7,738,464
                                                                                   ===========      ===========


Long-term investments-
   Corporate notes (wtd. avg. maturity of 14 months)                               $ 9,917,875      $10,291,499
                                                                                   ===========      ===========


                                  Diacrin, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview
--------

            Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from its Joint Venture with Genzyme Corporation in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs (the "Joint Venture"). The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in further fluctuating operating losses for at least the next several years. At June 30, 1997, the Company had an accumulated deficit of $33.3 million.

Results of Operations
---------------------

Three Months Ended June 30, 1997 Versus Three Months Ended June 30, 1996
------------------------------------------------------------------------

         Research and development revenues were approximately $1.3 million for the three months ended June 30, 1997 versus $22,000 for the three months ended June 30, 1996. The significant increase in revenues during the three months ended June 30, 1997 was due to revenues received from the Joint Venture.

         Interest income of $330,000 and $317,000 for the three month periods ended June 30, 1997 and 1996, respectively, was relatively unchanged as a result of similar cash balances available for investment during each period.

         Research and development expenses were $1.7 million for the three months ended June 30, 1997, which includes expenses of approximately $1.3 million incurred on behalf of and reimbursed by the Joint Venture, versus $1.5 million for the three months ended June 30, 1996. The 11% increase was primarily due to an increase in clinical affairs staffing necessary to support the fully enrolled Phase 1 clinical trials of the Joint Venture product candidates and an increase in quality control/assurance staffing to support expanded clinical production facilities completed by the Joint Venture in the current year period.

         General and administrative expenses were $395,000 for the three months ended June 30, 1997 versus $329,000 for the three months ended June 30, 1996. The 20% increase was primarily due to an increase in administrative personnel.

         Interest expense of $17,000 and $23,000 for the three months ended June 30, 1997 and 1996, respectively, was relatively unchanged between periods.

         The Company incurred a net loss of approximately $518,000 for the three months ended June 30, 1997 versus approximately $1.5 million for the three months ended June 30, 1996.

Six Months Ended June 30, 1997 Versus Six Months Ended June 30, 1996
--------------------------------------------------------------------

         Research and development revenues were approximately $2.4 million for the six months ended June 30, 1997 versus $22,000 for the six months ended June 30, 1996. The significant increase in revenues during the six months ended June 30, 1997 was due to revenues received from the Joint Venture.

         Interest income was $662,000 for the six months ended June 30, 1997 versus $480,000 for the six months ended June 30, 1996. The 38% increase was primarily due to additional interest income realized on substantially higher cash balances available for investment as a result of the Company's initial public offering in February 1996.

         Research and development expenses were $3.3 million for the six months ended June 30, 1997 versus $2.7 million for the six months ended June 30, 1996. The 20% increase was primarily due to an increase in clinical affairs staffing necessary to support the Phase 1 clinical trials of the Joint Venture product candidates and an increase in quality control/assurance staffing to support expanded clinical production facilities completed by the Joint Venture in the current year period. Furthermore, additional costs were incurred in the current year to validate the Joint Venture production facilities.

         General and administrative expenses were $806,000 for the six months ended June 30, 1997 versus $656,000 for the six months ended June 30, 1996. The 23% increase was primarily due to an increase in administrative personnel as well as increased costs of shareholder relations.

         Interest expense was $36,000 for the six months ended June 30, 1997 versus $116,000 for the six months ended June 30, 1996. The decrease was primarily attributable to interest expense recognized during the 1996 period on the Company's $7.0 million of Convertible Notes which were issued in May 1995 and converted to common stock upon the closing of the Company's initial public offering.

         The Company incurred a net loss of approximately $1.0 million for the six months ended June 30, 1997 versus a net loss of approximately $3.0 million for the six months ended June 30, 1996.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its activities primarily with the net proceeds from private sales of preferred stock, which in the aggregate have totaled approximately $22.6 million; with the issuance of $7.0 million of convertible notes payable; with the net proceeds of $20.9 million from the Company's initial public offering; with the net proceeds of approximately $3.1 million from the exercise of warrants originally issued in 1991 in connection with a private sale of preferred stock; and with interest earned thereon. In addition, the Company has recorded approximately $3.5 million in revenue from the Joint Venture since it commenced October 1, 1996. At June 30, 1997, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $22.6 million.

         The Company purchased approximately $1.5 million of capital equipment through June 30, 1997. In December 1994, approximately $805,000 of capital equipment was sold for proceeds of $600,000 and subsequently leased back over a four-year term. In addition, approximately $227,000 of capital equipment was sold in 1995 for its original cost and subsequently leased back over a four-year term. The Company had no material commitments for capital expenditures as of June 30, 1997.

         Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being funded by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture. Genzyme is responsible for funding 100% of the first $10 million, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million from October 1, 1996 until such products achieve commercialization. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. As of June 30, 1997, Genzyme has contributed approximately $6.0 million to the Joint Venture. The Company believes that its obligation to fund 25% of the program costs will not commence until the beginning of 1998.

         The Company believes that its existing funds, together with projected future funding from the Joint Venture, will be sufficient to fund its operating expenses and capital requirements as currently planned through at least mid 1999. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, any termination of the Joint Venture, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors. For a more detailed discussion of these and other factors that may affect the Company's future operating results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities

         The Company did not sell any equity securities during the quarter ended June 30, 1997 that were not registered under the Securities Act.


Item 4.  Submission of Matters to a Vote of Security Holders


         At the Company's Annual Meeting of Stockholders held on June 17, 1997, the following proposals were adopted by the vote specified below:


            Proposal                                 For              Withheld
            --------                                 ---              --------

         1. Election of Directors:
            Thomas H. Fraser                      12,558,399            8,900
            Zola P. Horovitz                      12,561,899            5,400
            John W. Littlechild                   12,560,899            6,400
            Stelios Papadopoulos                  12,561,824            5,475
            Henri A. Termeer                      12,560,299            7,000
            Christopher T. Walsh                  12,552,574           14,725



                                                                                Broker
                                              For       Against    Abstain     Nonvotes
                                              ---       -------    -------     --------
         2.  To approve the 1997
             Stock Option Plan:            7,931,964   1,158,698    17,918    3,458,719


         3. To ratify the selection
            of Arthur Andersen LLP,
            as the Company's independent
            auditors for fiscal 1997:     12,553,449       9,975     3,875            0


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.


         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Diacrin, Inc.



August 8,  1997                                  /s/  Thomas H. Fraser
                                                 -------------------------
                                                      Thomas H. Fraser
                                                      President and Chief
                                                      Executive Officer



                                                 /s/  Mark J. Fitzpatrick
                                                 -------------------------
                                                      Mark J. Fitzpatrick
                                                      Vice President of Finance
                                                      and Administration;
                                                      CFO & Treasurer

                                  Exhibit Index
                                  -------------

                                  Diacrin, Inc.




   Exhibit No.                         Title                     Page
   -----------                         -----                     ----


     10.20                     1997 Stock Option Plan            (1)

     27                        Financial Data Schedule


(1) Filed as an exhibit to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (File No. 0-20139) filed on April 30, 1997, and incorporated herein by reference.