Form 10-Q
period 1997-09-30
DIACRIN INC /DE/
filed 1997-10-29
CIK 887137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934

                For the quarterly period ended September 30, 1997

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

     As of October 29, 1997, 13,258,756 shares of the registrant's Common Stock were outstanding.

  2
                                  Diacrin, Inc.
                                      Index




                                                                            Page
PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements

            Balance Sheets as of
            December 31, 1996 and September 30, 1997.....................     3

            Statements of Operations for the Three and Nine Month
            Periods Ended September 30, 1996 and 1997....................     4

            Statements of Cash Flows for the Nine Month Periods
            Ended September 30, 1996 and 1997............................     5

            Notes to Financial Statements................................     6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................     8


PART II.- OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds....................     17


SIGNATURES...............................................................     18

                                  Diacrin, Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                                           December 31,             September 30,
                                                                              1996                      1997
ASSETS
Current assets:
     Cash and cash equivalents                                          $  7,308,710                $  4,620,820
     Short-term investments                                                6,255,507                   8,017,604
     Interest receivable and other current assets                            316,107                     400,931
                                                                        ____________                ____________
         Total current assets                                             13,880,324                  13,039,355
                                                                        ____________                ____________
Property and equipment, at cost:
     Equipment under capital leases                                          675,262                     675,262
     Furniture and office equipment                                          224,920                     274,269
     Laboratory and manufacturing equipment                                  101,738                     834,433
     Leasehold improvements                                                   51,424                      55,557
                                                                        ____________                ____________
                                                                           1,053,344                   1,839,521
     Less- Accumulated depreciation
                    and amortization                                         576,725                     762,826
                                                                        ____________                ____________
                                                                             476,619                   1,076,695
                                                                        ____________                ____________

Long-term investments                                                      9,917,875                   9,385,630
                                                                        ____________                ____________
                                                                        $ 24,274,818                $ 23,501,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $    162,058                $    227,123
     Accrued expenses                                                        506,949                   1,545,528
     Deferred revenue                                                        618,844                     432,928
     Current obligations under capital leases                                179,452                     199,864
                                                                        ____________                ____________
         Total current liabilities                                         1,467,303                   2,405,443

Long-term obligation under capital leases                                    370,431                     217,874

Stockholders' equity:
     Preferred stock, $.01 par value, Authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; Authorized-- 30,000,000
         shares; issued and outstanding-- 13,189,559 shares
         and 13,255,006 shares at December 31, 1996
         and September 30, 1997, respectively                                131,896                     132,550
     Additional paid-in capital                                           54,613,512                  54,703,097
     Accumulated deficit                                                 (32,308,324)                (33,957,284)
                                                                        ____________                ____________
         Total stockholders' equity                                       22,437,084                  20,878,363
                                                                        ____________                ____________
                                                                        $ 24,274,818                $ 23,501,680


                 See Accompanying Notes to Financial Statements

                                     - 3 -


                                  Diacrin, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months                        Nine Months
                                                        Ended September 30,                 Ended September 30,
                                                       1996            1997                1996             1997
REVENUES:
   Research and development                     $      63,105     $  1,150,402       $     85,471       $ 3,597,488
   Interest income                                    300,212          322,535            780,178           984,192
                                                   __________       __________          _________         _________
       Total revenues                                 363,317        1,472,937            865,649         4,581,680
                                                   __________       __________          _________         _________

OPERATING EXPENSES:
    Research and development                        1,504,842        1,706,813          4,247,122         5,010,305
    General and administrative                        342,838          353,579            998,542         1,159,946
   Interest expense                                    21,825           24,270            137,793            60,389
                                                   __________       __________          _________        __________
       Total operating expenses                     1,869,505        2,084,662          5,383,457         6,230,640
                                                   __________       __________          _________        __________

NET LOSS                                         $ (1,506,188)   $    (611,725)      $ (4,517,808)     $ (1,648,960)

NET LOSS PER COMMON SHARE                        $        (.12)  $        (.05)      $       (.37)     $        (.12)

SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE                      12,767,042        13,253,465        12,312,929        13,226,621

























                 See Accompanying Notes to Financial Statements

                                  Diacrin, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                       Nine Months
                                                                                    Ended September 30,
                                                                                  1996             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (4,517,808)     $ (1,648,960)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                          166,448           186,101
    Changes in assets and liabilities-
       Interest receivable and other current assets                             (307,936)          (84,824)
       Accounts payable                                                          (27,030)           65,065
       Accrued expenses                                                           44,990         1,038,579
       Deferred revenue                                                            -              (185,916)
                                                                             ___________       ___________

              Net cash used in operating activities                           (4,641,336)         (629,955)
                                                                             ___________       ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                        (8,568,280)       (1,762,097)
    Purchases of property and equipment, net                                     (45,077)         (786,177)
    (Increase) decrease in long-term investments                              (4,600,534)          532,245
                                                                             ___________       ___________

              Net cash used in investing activities                          (13,213,891)       (2,016,029)
                                                                             ___________       ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock and warrants                       21,134,442            90,239
    Principal payments under capital leases                                     (115,470)         (132,145)
    Decrease in deferred financing costs                                         215,684             -
                                                                             ___________       ___________

              Net cash provided by (used in) financing activities             21,234,656           (41,906)
                                                                             ___________       ___________
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                       3,379,429        (2,687,890)

CASH AND CASH EQUIVALENTS, beginning of period                                 4,114,820         7,308,710
                                                                             ___________       ___________

CASH AND CASH EQUIVALENTS, end of period                                    $  7,494,249      $  4,620,820

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Conversion of notes and accrued interest
       into common stock, net of financing costs                            $  7,296,308      $       -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                         $     69,095      $     51,764





                 See Accompanying Notes to Financial Statements

  6
                                  Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.       Operations and Basis of Presentation
---------------------------------------------

     Diacrin, Inc. (the Company) was incorporated on October 10, 1989 and is developing transplantable cells for the treatment of human diseases which are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent.

     The unaudited financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     Net loss per common share is based on the weighted average number of common shares outstanding. For the nine months ended September 30, 1996, the weighted average number of common shares outstanding assumed the automatic conversion of all outstanding shares of Series A, B and C convertible preferred stock into 6,693,121 shares of common stock and the automatic conversion of the outstanding $7,000,000 convertible notes payable into 2,799,999 shares of common stock, both of which occurred upon the closing of the Company's initial public offering on February 16, 1996. Common stock issued after December 1, 1994 and common stock issuable pursuant to stock options or warrants granted after December 1, 1994 have been reflected as outstanding for the period from January 1, 1996 through the effective date of the Company's initial public offering using the treasury stock method as required by the Securities and Exchange Commission. Other shares of stock issuable pursuant to stock options and warrants have not been included as their effect would be antidilutive.

  7
                                  Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


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


4.       Cash Equivalents and Investments
-----------------------------------------

     The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1996 and September 30, 1997 consisted of the following:

                                                                                 December 31,         September 30,
                                                                                    1996                  1997
                                                                                 ____________          ___________

Cash and cash equivalents-
   Cash                                                                         $          421      $       323,030
   Money market mutual fund                                                          1,898,920            4,297,790
   Commercial paper                                                                  2,292,335               -
   Corporate notes                                                                   3,117,034               -
                                                                                ______________      _______________
                                                                                $    7,308,710      $     4,620,820

Short-term investments-
   Commercial paper (wtd. avg. maturity of 4 months)                            $       984,710     $        -
   Corporate notes (wtd. avg. mat. of 8 and 9 mos., respectively)                    5,270,797            5,018,056
   Certificate of deposit (maturity of 12 months)                                        -                  999,548
   U.S. government agency obligation (maturity of 12 months)                             -                2,000,000
                                                                                _ _  _________       __   _________
                                                                                $    6,255,507       $    8,017,604


Long-term investments-
 Corporate notes (wtd. avg. maturity of 14 months)                              $    9,917,875       $    9,385,630


  8
                                  Diacrin, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview
--------

     Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from its joint venture with Genzyme Corporation (the "Joint Venture") in support of the NeuroCell(TM)-PD for Parkinson's disease and NeuroCell(TM)-HD for Huntington's disease product development programs (the "Joint Venture Products"). The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in further fluctuating operating losses for at least the next several years. At September 30, 1997, the Company had an accumulated deficit of $34.0 million.

Results of Operations
---------------------

Three Months Ended September 30, 1997 Versus Three Months Ended
---------------------------------------------------------------
September 30, 1996
------------------

     Research and development revenues were approximately $1.2 million for the three months ended September 30, 1997 versus $63,000 for the three months ended September 30, 1996. The significant increase in revenues during the three months ended September 30, 1997 was due to revenues received from the Joint Venture.

     Interest income of $323,000 and $300,000 for the three month periods ended September 30, 1997 and 1996, respectively, was relatively unchanged as a result of similar cash balances available for investment during each period.

     Research and development expenses were $1.7 million for the three months ended September 30, 1997, which includes expenses of approximately $1.2 million incurred on behalf of and reimbursed by the Joint Venture, versus $1.5 million for the three months ended September 30, 1996. The 13% increase was primarily due to an increase in clinical affairs staffing necessary to support the clinical trials of the Joint Venture Products, an increase in quality control/assurance staffing to support expanded clinical production facilities completed by the Joint Venture during 1997 and an increase in research personnel.

     General and administrative expenses of $354,000 for the three months ended September 30, 1997 versus $343,000 for the three months ended September 30, 1996 were relatively unchanged between periods.

     Interest expense of $24,000 and $22,000 for the three months ended September 30, 1997 and 1996, respectively, was relatively unchanged between periods.

     The Company incurred a net loss of approximately $612,000 for the three months ended September 30, 1997 versus approximately $1.5 million for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Versus Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------

     Research and development revenues were approximately $3.6 million for the nine months ended September 30, 1997 versus $85,000 for the nine months ended September 30, 1996. The significant increase in revenues during the nine months ended September 30, 1997 was due to revenues received from the Joint Venture.

     Interest income was $984,000 for the nine months ended September 30, 1997 versus $780,000 for the nine months ended September 30, 1996. The 26% increase was primarily due to additional interest income realized on higher cash balances available for investment.

     Research and development expenses were $5.0 million for the nine months ended September 30, 1997 versus $4.2 million for the nine months ended September 30, 1996. The 18% increase was primarily due to an increase in clinical affairs staffing necessary to support the clinical trials of the Joint Venture Products, an increase in quality control/assurance staffing to support expanded clinical production facilities completed by the Joint Venture during 1997 and an increase in research personnel. Furthermore, additional costs were incurred in the current year to validate the Joint Venture production facilities.

     General and administrative expenses were $1.2 million for the nine months ended September 30, 1997 versus $999,000 for the nine months ended September 30, 1996. The 16% increase was primarily due to an increase in administrative personnel as well as increased costs of shareholder relations.

     Interest expense was $60,000 for the nine months ended September 30, 1997 versus $138,000 for the nine months ended September 30, 1996. The decrease was primarily attributable to interest expense recognized during the 1996 period on the Company's $7.0 million of Convertible Notes which were issued in May 1995 and converted to common stock upon the closing of the Company's initial public offering.

     The Company incurred a net loss of approximately $1.6 million for the nine months ended September 30, 1997 versus a net loss of approximately $4.5 million for the nine months ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

     The Company has financed its activities primarily with the net proceeds from private sales of preferred stock, which in the aggregate have totaled approximately $22.6 million; with the issuance of $7.0 million of convertible notes payable; with the net proceeds of $20.9 million from the Company's initial public offering; with the net proceeds of approximately $3.1 million from the exercise of warrants originally issued in 1991 in connection with a private sale of preferred stock; and with interest earned thereon. In addition, the Company has recorded approximately $4.6 million in revenue from the Joint Venture since it commenced October 1, 1996. At September 30, 1997, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $22.0 million.

     The Company has purchased approximately $2.2 million of capital equipment since inception, of which approximately $717,000 was purchased during the quarter ended September 30, 1997. The Company plans to finance approximately $675,000 of such equipment purchased during the quarter over a five-year term. In December 1994, approximately $805,000 of capital equipment was sold for proceeds of $600,000 and subsequently leased back over a four-year term. In addition, approximately $227,000 of capital equipment was sold in 1995 for its original cost and subsequently leased back over a four-year term. The Company had no material commitments for capital expenditures as of September 30, 1997

     Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being funded by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture. Genzyme is responsible for funding 100% of the first $10 million, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million from October 1, 1996 until such products achieve commercialization. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. As of September 30, 1997, Genzyme has contributed approximately $7.0 million to the Joint Venture. The Company believes that its obligation to fund 25% of the program costs will not commence until the beginning of 1998.

     The Company believes that its existing funds, together with projected future funding from the Joint Venture, will be sufficient to fund its operating expenses and capital requirements as currently planned through at least mid 1999. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, any termination of the Joint Venture, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors. For a more detailed discussion of these and other factors that may affect the Company's future operating results, see "Certain Factors That May Affect Future Results" below.

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

Certain Factors That May Affect Future Results
----------------------------------------------

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Note that, except where the context otherwise requires, all references to the Company's products are inclusive of the Joint Venture Products being developed in the Joint Venture.

Reliance on Joint Venture with Genzyme Corporation
--------------------------------------------------

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

History of Operating Losses; No Assurance of Revenue or Operating Profit
------------------------------------------------------------------------

     The Company has generated no revenue from product sales to date. Diacrin has accumulated net losses from its inception in 1989 through September 30, 1997 of approximately $34.0 million, and losses are continuing. The Company expects to incur substantial operating losses for the foreseeable future. The Company currently has no material sources of revenue from product sales or license fees, and there can be no assurance that it will be able to develop such revenue sources or that its operations will become profitable, even if it is able to commercialize any products.

Lack of Commercial Products; No Assurance of Successful Product Development
---------------------------------------------------------------------------

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

Reliance on Cell Transplantation Technology; No Currently Approved
------------------------------------------------------------------
Xenotransplantation-Based Products
----------------------------------

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

     The Company's approach involves xenotransplantation -- the transplantation of cells from one species into another. Although several companies are focusing on this area, xenotransplantation-based products represent a novel therapeutic approach that has not yet been subject to extensive clinical testing. Xenotransplantation also poses a risk that viruses or other animal pathogens will be unintentionally transmitted to a human patient. The Company has been required by the FDA to perform certain assays to determine whether porcine retrovirus is present in patients that have received porcine cells. These assays have been performed on samples from all patients who have received NeuroCell(TM)-PD and no porcine retrovirus was detected in these samples. The Company has also been required by the FDA to perform additional assays on its NeuroCell(TM)-PD, NeuroCell(TM)-HD and NeuroCell(TM)-FE products to determine if active porcine retroviruses are present. These assays are in progress and preliminary results indicate that active porcine retroviruses are not present. The FDA has advised the Company that clinical trials of the NeuroCell(TM) products may not proceed until data from these assays has been reviewed by the FDA. If active retrovirus is detected in these assays, additional assays may be required to assess the risk to patients of retroviral infection. If such additional assays are required, commencement of the planned trials of the Company's porcine cell products may be delayed. Although the Company expects that the FDA will allow it to proceed with its planned clinical trials without delay, there can be no assurance that this will be the case. An inability to proceed with further trials or a substantial delay in the commencement of clinical trials will have a material adverse effect on the Company.

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

Need for Substantial Additional Funds
-------------------------------------

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

Uncertainty Associated with Preclinical and Clinical Testing
------------------------------------------------------------

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

No Assurance of FDA Approval; Government Regulation
---------------------------------------------------

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

Rapid Technological Changes; Competition
----------------------------------------

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

Limited Regulatory, Manufacturing, Marketing and Sales Capabilities
-------------------------------------------------------------------

     The Company has not yet invested significantly in regulatory, manufacturing, marketing, distribution or product sales resources. To date, the Company has relied on others for the supply and production of pigs for its clinical programs. Although the Company intends to develop regulatory, manufacturing, marketing, distribution and sales resources in the future, there can be no assurance that the Company will be able to develop such resources successfully.

Uncertain Ability to Protect Proprietary Technology; Reliance Upon Licenses
---------------------------------------------------------------------------

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

Uncertain Availability of Third-Party Reimbursement and Product Pricing
-----------------------------------------------------------------------

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

Dependence on Key Personnel
---------------------------

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

Dependence on Others
--------------------

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

Potential Product Liability; Limited Product Liability Insurance
----------------------------------------------------------------

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

  17
                           PART II. OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

     (c) The Company did not sell any equity securities during the quarter ended September 30, 1997 that were not registered under the Securities Act.

     (d) The following information updates and supplements the information regarding use of proceeds orginally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through September 30, 1997, the Company has used approximately $2,580,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $2,580,000 used, approximately $186,000 was used for the purchase of machinery and equipment; approximately $131,000 was used for repayment of indebtedness; and approximately $2,263,000 was used for working capital. The unused proceeds of approximately $18,331,755 are in temporary investments consisting of corporate notes, a U.S. government agency obligation, a money market mutual fund and a bank certificate of deposit. All proceeds used or invested were direct or indirect payments to others.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Diacrin, Inc.



October 29,  1997                             /s/  Thomas H. Fraser
                                              --------------------------
                                                   Thomas H. Fraser
                                                   President and Chief
                                                   Executive Officer



                                             /s/   Mark J. Fitzpatrick
                                             ---------------------------
                                                   Mark J. Fitzpatrick
                                                   Vice President of Finance
                                                   and Administration;
                                                   CFO & Treasurer