Form 10-K405
period 1997-12-31
DIACRIN INC /DE/
filed 1998-02-17
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on February 10, 1998) was $88,686,769.

                         As of  February  10,  1998,  13,269,131  shares  of the
registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Specifically identified portions of the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the Company's fiscal year end, are incorporated by reference into Part III.

                                     PART I

         This Annual Report on Form 10-K contains forward-looking statements, including information with respect to planned timetables for the completion of ongoing Phase 1 clinical trials and commencement of Phase 2 clinical trials for NeuroCell(TM)-PD and NeuroCell(TM)-HD, planned timetables for the completion of ongoing Phase 1 clinical trials for NeuroCell(TM)-FE, the planned timetables and duration of any planned future clinical or preclinical trials for any of the Company's other product candidates, development funding expected to be received in connection with the Diacrin/Genzyme joint venture and the expected sources of porcine cells used in the Company's products. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II of this Annual Report on Form 10-K.

Item 1.   Business
          --------

     Diacrin is developing transplantable cells for the treatment of human diseases which are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Products under development for the treatment of neurological disorders include:
NeuroCell(TM)-PD for Parkinson's disease and NeuroCell(TM)-HD for Huntington's disease, both of which are being developed in a joint venture with Genzyme Corporation ("Genzyme"), NeuroCell(TM)-FE for focal epilepsy, porcine neural cells for stroke and spinal cord cells for spinal cord injury. Also under development are hepatocytes for alcoholic hepatitis and cirrhosis, myoblasts for cardiac disease and retinal epithelial cells for macular degeneration.

     In March 1995, the United States Food and Drug Administration ("FDA") cleared the Company to conduct the first ever clinical trial of transplanted porcine cells in humans and in April 1995 the Company initiated a Phase 1 clinical trial to evaluate NeuroCell(TM)-PD for the treatment of Parkinson's disease. Enrollment in this 12-patient Phase 1 clinical trial was completed in October 1996 and patient recruitment in a 36-patient pivotal Phase 2 clinical trial of NeuroCell(TM)-PD was recently initiated. In May 1996, the Company initiated a Phase 1 clinical trial to evaluate NeuroCell(TM)-HD for the treatment of Huntington's disease. In March 1997 enrollment of all 12 patients in the trial was completed. In January 1998, the Company initiated a Phase 1 clinical trial to evaluate NeuroCell(TM)-FE for the treatment of complex partial epileptic seizures in patients whose disease is not well-controlled with drug therapy.

     While the feasibility of cell transplantation has been demonstrated clinically, widespread use of cell transplantation in clinical applications has been hampered by the lack of an adequate supply of human donor cells. To overcome this constraint, Diacrin has pioneered the use of porcine cells for clinical transplantation. The Company believes that pigs will be a reliable source of a wide range of cell types suitable for transplantation into humans. The Company has shown in preclinical studies and early clinical trials that, under standard immunosuppressive regimens, transplanted porcine cells appear capable of addressing the functional deficits caused by cell damage or cell death.

     In addition, Diacrin is developing a proprietary immunomodulation technology which is exclusively licensed to the Company from the Massachusetts General Hospital ("MGH"). This technology involves the selective treatment of major histocompatibility complex ("MHC") class I antigens on cell populations prior to transplantation to prevent the patient's immune system from rejecting the transplanted cells. The Company's approach would obviate the need for standard immunosuppressive regimens, which may leave the patient vulnerable to a wide range of undesirable side effects, including susceptibility to infectious agents and cancer. Preclinical studies in animal models, including primates, have demonstrated the ability of the Company's immunomodulation technology to prevent rejection of transplanted porcine cells without compromising the ability of the immune system to protect the recipient in its normal fashion. Neurons, hepatocytes and cardiac myocytes treated with Diacrin's proprietary immunomodulation technology have been successfully transplanted into animals without immunosuppression. This technology is presently being evaluated in Parkinson's disease, Huntington's disease and focal epilepsy patients as part of Phase 1 clinical trials of NeuroCell(TM)-PD, NeuroCell(TM)-HD and NeuroCell(TM)-FE, respectively. Phase 1 clinical trial results suggest that NeuroCell(TM)-PD treated with the Company's immunomodulation technology may be effective without the use of standard immunosuppression.

     The FDA has granted orphan drug designation for NeuroCell(TM)-PD for advanced Parkinson's disease and NeuroCell(TM)-HD for Huntington's disease. Each received a designation for use of the product with Diacrin's immunomodulation technology to prevent rejection and a designation for use without this technology. Under current law, the first developer to receive FDA marketing approval for a designated orphan drug is generally entitled to a seven-year exclusive marketing period in the United States.

     In September 1996, the Company and Genzyme formed Diacrin/Genzyme LLC (the "Joint Venture"), a joint venture to develop and commercialize NeuroCell(TM)-PD and NeuroCell(TM)-HD (the "Joint Venture Products"). Under the terms, and subject to certain conditions, of the joint venture agreement, which was effective October 1, 1996, Genzyme has agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the Joint Venture Products. The Company agreed to provide the remaining 25% of the following $40 million in funding. All costs incurred in excess of $50 million are to be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Any profits of the Joint Venture are to be shared equally by the two parties. The Joint Venture plans that Diacrin and Genzyme will perform, on behalf of the Joint Venture, the development activities in connection with the Joint Venture Products and that Genzyme will market and sell the Joint Venture Products on a cost reimbursement basis on behalf of the Joint Venture.

     Diacrin has five additional products in various stages of preclinical development: (i) hepatocytes for alcoholic hepatitis and cirrhosis; (ii) myoblasts for cardiac disease; (iii) neural cells for stroke; (iv) spinal cord cells for spinal cord injury and (v) retinal epithelial cells for macular degeneration.

Diacrin's Transplantation Technology

     While the feasibility of cell transplantation has been demonstrated clinically, widespread use of cell transplantation in clinical applications has been hampered by the lack of an adequate supply of human donor cells. To overcome this constraint, Diacrin has pioneered the use of porcine cells for clinical transplantation and in March 1995 received the first FDA clearance to transplant porcine cells into humans. Each step of Diacrin's production process has been carefully designed and is tightly controlled in order to obtain cells suitable for human transplantation. The Company has developed procedures to screen pigs thoroughly for infectious agents and then isolate donor pigs in specially-filtered rooms. In the case of NeuroCell(TM)-PD, NeuroCell(TM)-HD and NeuroCell(TM)-FE, where fetal cells are required, Diacrin harvests tissue of appropriate fetal age and type under current good manufacturing practices ("cGMPs"). Specific cell populations from the harvested tissue are then isolated and prepared at either Diacrin's or the Joint Venture's facilities. The Company has filed patent applications to protect its proprietary donor pig qualification and cell harvesting processes and related products.

     Diacrin's screening procedures are performed in accordance with proposed FDA guidelines covering xenotransplantation. The Company has worked closely with the FDA to provide input in the development of these guidelines. The implementation of these guidelines is necessary to avoid contamination of transplanted cellular products with infectious agents. The Company is aware of recent scientific publications by others which demonstrate, under laboratory conditions, that porcine endogenous retroviruses ("PERV") have the potential to infect human cells. In response to these findings, the FDA in October 1997 instructed all sponsors of human clinical trials involving porcine tissue, including the Company, to test for the presence of infectious PERV in porcine cells and for evidence of PERV in patient blood samples prior to the transplantation of any additional patients in clinical trials. The Company, together with an outside contractor, tested porcine cells and patients for PERV. Given the satisfactory results of those tests, the FDA cleared the Company to proceed with its planned clinical trials in NeuroCell(TM)-PD and NeuroCell(TM)-FE in December 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results - Reliance on Cell Transplantation Technology; No Currently Approved Xenotransplantation-Based Product; PERV Testing."

     Current transplantation technology generally requires the recipient to be immunosuppressed in order to avoid graft rejection. T cells, the main cells involved in directing the body's immune response, recognize and bind to MHC class I antigens. Binding of foreign MHC class I antigens triggers a cascade of events which results in destruction of the engrafted cells that display these antigens. Cyclosporine, a standard immunosuppressive agent, prevents this rejection process. Using cyclosporine, Diacrin has demonstrated survival of transplanted porcine cells in a variety of preclinical animal models and has histologically documented survival of transplanted porcine neurons in a deceased patient who had received NeuroCell(TM)-PD.

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

     In connection with its ongoing Phase 1 clinical trials, six Parkinson's disease patients, six Huntington's disease patients and one focal epilepsy patient have been transplanted with antibody pretreated NeuroCell(TM)-PD, NeuroCell(TM)-HD and NeuroCell(TM)-FE, respectively, using no immunosuppression. Preliminary indications from the Phase 1 NeuroCell(TM)-PD clinical trial suggest that improvement in Parkinson's disease symptoms have occurred in patients transplanted with pre-treated NeuroCell(TM)-PD. However, the Company believes that, given the severity of advanced Parkinson's disease and Huntington's disease, both NeuroCell(TM)-PD and NeuroCell(TM)-HD could be useful products even if they require the use of chronic immunosuppression.

Product Development Programs

     Diacrin is focusing its research and development activities on the production and transplantation of cells for use in the treatment of human diseases characterized by cell dysfunction or cell death. The Company is developing products to address important medical needs which represent a broad-based application of Diacrin's technologies for cell production and transplantation. The following table illustrates Diacrin's product development programs in cell transplantation and each program's stage in development:


                      Diacrin Product Development Programs




------------------------------------------------------------------------------------------------------------------------
                                                                           Therapeutic Activity             Development
Product Candidate          Disease Indication      Defect                  of Transplanted Cells            Status
------------------------------------------------------------------------------------------------------------------------
NeuroCell(TM)-PD *         Parkinson's disease     Death of                Regulated release of             Phase 2
                                                   dopaminergic neurons    dopamine at synapses
                                                   in specific brain
                                                   regions
------------------------------------------------------------------------------------------------------------------------
NeuroCell(TM)-HD *         Huntington's disease    Death of GABAergic      Reconstitution of neuronal       Phase 1
                                                   neurons in specific     pathways and regulated           accrual
                                                   brain regions           release of GABA at synapses      completed
------------------------------------------------------------------------------------------------------------------------
NeuroCell(TM)-FE           Focal epilepsy          Inappropriate           Inhibition of epileptogenic      Phase 1
                                                   neuronal firing         focus
------------------------------------------------------------------------------------------------------------------------
Porcine neural cells       Stroke                  Ischemic death of       Neuronal replacement             Preclinical
                                                   neurons
------------------------------------------------------------------------------------------------------------------------
Porcine spinal cord        Spinal cord injury      Traumatic loss of       Restoration of signal            Preclinical
cells                                              spinal cord function    transmission
------------------------------------------------------------------------------------------------------------------------
Porcine hepatocytes        Alcoholic hepatitis     Hepatocyte death        Restore liver function           IND Filed
------------------------------------------------------------------------------------------------------------------------
Human hepatocytes          Cirrhosis               Loss of liver           Restore liver function           Preclinical
                                                   function
------------------------------------------------------------------------------------------------------------------------
Human myoblasts            Cardiac disease         Diseased or damaged     Provide functional               Preclinical
                                                   myocardium              contractile tissue
------------------------------------------------------------------------------------------------------------------------
Porcine retinal            Macular degeneration    Loss of central         Restore function of              Preclinical
epithelial cells                                   vision                  photoreceptors
------------------------------------------------------------------------------------------------------------------------
                                             * Being developed by Diacrin / Genzyme LLC.


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

     Current therapies consist of administration of levodopa ("L-dopa"), a precursor of dopamine, and dopamine analogues. However, L-dopa is only effective for a limited period of time, with most patients experiencing a progressive reduction in drug efficacy over a 10 to 15 year period, due to the cumulative loss of viable neurons and tolerance to L-dopa. In addition, L-dopa therapy can result in severe side-effects including dyskinesias and hallucinations. No currently available therapy prevents progression of the neurological deficits caused by Parkinson's disease.

     Clinical researchers have shown that transplantation of human fetal neural cells into Parkinsonian patients is effective in treating the disease. For example, Swedish researchers have demonstrated survival and function of transplanted human fetal cells in Parkinson's disease patients in an ongoing study commenced in 1989. This study has shown cells surviving for at least eight years and improvements in the patients' condition. However, widespread clinical application is limited by the lack of availability of human fetal neural cells and ethical concerns regarding the use of human fetal tissue. Moreover, even when available, the quality of human fetal cells is variable, which may limit the clinical effectiveness of such treatment.

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

     Diacrin harvests fetal porcine midbrain cells under cGMPs for transplantation. These cells are functionally indistinguishable from human fetal neural cells. The porcine tissue source has been developed by Diacrin in conjunction with Tufts University School of Veterinary Medicine ("Tufts"). The cell isolation and testing has been done in conjunction with the Company's academic collaborators at Harvard Medical School. Company scientists, in conjunction with academic collaborators, have shown reversal of functional deficits in a rodent model of Parkinson's disease transplanted with NeuroCell(TM)-PD. Under a Diacrin-sponsored research program, a non-human primate model for Parkinson's disease was transplanted with NeuroCell(TM)-PD. Results confirmed the presence of viable cells in the transplantation site at the conclusion of this 17-month study.

     In October 1996, enrollment in a Phase 1 clinical trial of NeuroCell(TM)-PD in patients with severe Parkinson's disease was completed. This trial, which was initiated by the Company in April 1995 and, since October 1996, has been
conducted   by  Diacrin  on
behalf of the Joint Venture, was the first FDA-authorized trial involving transplantation of porcine cells into humans. Although the study was designed to evaluate the safety of NeuroCell(TM)-PD, its effects on the Parkinson's disease symptoms of the transplant recipients are also being evaluated. The NeuroCell(TM)-PD clinical trial is being conducted at the Lahey Hitchcock Clinic in Burlington, Massachusetts and at Boston University School of Medicine under an IND application.

     All twelve patients were transplanted unilaterally (one side of the brain) with approximately 12 million cells using standard stereotactic surgical techniques. Eleven patients continue to be evaluated as part of the clinical trial. In January 1996, the twelfth patient, a 69-year old male who had undergone NeuroCell(TM)-PD transplant surgery in May 1995, died of a pulmonary embolism. An autopsy determined that this patient's death was unrelated to the transplant. A histological study of this patient published in the March 1997 issue of Nature Medicine demonstrated that fetal pig neural cells survived and matured in his brain. This study marked the first published documentation of survival of cells transplanted from another species into the human brain and the appropriate growth of the non-human neurons in a Parkinsonian brain.

     It is expected that any clinical improvement of Parkinson's disease patients after transplantation will occur gradually as the fetal pig neurons mature. All eleven Parkinson's disease patients in the Phase 1 clinical study have been evaluated at twelve months post-transplantation. The patients continue to demonstrate statistically significant clinical improvement one year after transplantation (p-value of 0.01) as measured by the Unified Parkinson's Disease Rating Scale.

     The Joint Venture plans to initiate three clinical trials of NeuroCell(TM)-PD in 1998. It is anticipated that all transplanted patients in these trials will receive approximately 48 million cells transplanted bilaterally (both sides of the brain). Patient recruitment has commenced in a 36-patient pivotal Phase 2 clinical trial involving the transplantation of NeuroCell(TM)-PD in conjunction with cyclosporine immunosuppression versus a control group. A planned second pivotal Phase 2 clinical trial will involve the transplantation of NeuroCell(TM)-PD using the Company's immunomodulation technology versus a control group. A third open-label clinical trial is planned to transplant NeuroCell(TM)-PD into two groups of patients, one with cyclosporine immunosuppression and the other using the Company's immunomodulation technology, to confirm the results of the pivotal Phase 2 clinical trials. Assuming successful completion of these trials, the Company believes that sufficient clinical evidence will be produced to: (i) determine the superiority of the Company's immunomodulation technology versus cyclosporine immunosuppression used in conjunction with NeuroCell(TM)-PD; and (ii) support a Product License Application for NeuroCell(TM)-PD used in conjunction with either cyclosporine immunosuppression or the Company's immunomodulation technology.

NeuroCell(TM)-HD for Huntington's Disease

     Huntington's disease is a genetically transmitted disease which is caused by a loss of the specific type of neurons which produce the neurotransmitter gamma aminobutyric acid ("GABA"). The loss of these GABAergic cells results in a progressive deterioration marked by discordant movement, intellectual impairment and a spectrum of psychiatric and behavioral disturbances. The majority of cases of Huntington's disease first present between 40 and 50 years of age. There are approximately 25,000 people diagnosed with Huntington's disease in the United States. Currently there is no effective therapy for Huntington's disease. Treatment is palliative with tranquilizers and anti-psychotic drugs being the only options. The Company has received orphan drug designation for NeuroCell(TM)-HD. See "Government Regulation."

     Diacrin's approach to treating this disease consists of producing and transplanting NeuroCell(TM)-HD to replace the function of neurons damaged by Huntington's disease. Fetal porcine neurons from an area of the brain called the lateral ganglionic eminence are harvested under cGMPs for transplantation into the striatum of the graft recipient's brain. Diacrin and its scientific collaborators have tested NeuroCell(TM)-HD in a non-human primate model of Huntington's disease. Results indicate that NeuroCell(TM)-HD has significantly improved the behavioral defect in this model. This study demonstrated that the transplanted neural cells become integrated into the brain tissue and assumed the function of GABAergic neurons which have been destroyed in this model.

     The Company, on behalf of the Joint Venture, has completed enrollment in an FDA monitored 12-patient Phase 1 clinical trial with NeuroCell(TM)-HD transplanted unilaterally. The Company is not aware of any other potential treatment of Huntington's disease cleared by the FDA for clinical trials in the United States. The Phase 1 clinical trial is being conducted at the Boston University School of Medicine, Lahey Hitchcock Clinic, and Brigham and Women's Hospital in Massachusetts and at Rush-Presbyterian-St. Luke's Medical Center in Chicago. As with neural cell transplantation for Parkinson's disease, it is expected that any clinical improvement would occur gradually over a period of months. As of October 1997, all 12 patients treated have been evaluated at least six months post-transplantation. The Huntington's disease patients that have been transplanted with NeuroCell(TM)-HD have tolerated the procedure well and the preliminary clinical data suggests that the product is safe. Efficacy data is currently being evaluated. The Joint Venture plans to initiate a clinical trial in 1998 to determine the effect of NeuroCell(TM)-HD transplanted bilaterally.

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

     Diacrin's initial therapeutic focus in this area is in the treatment of patients with complex partial seizures. By several estimates, approximately 200,000 patients with complex partial epilepsy have seizures that are not well-controlled with currently available drug therapy. The only other therapy available to these refractory patients is surgical removal of portions of the temporal lobe, amygdala and hippocampus. However, the Company believes that transplantation of cells will be preferable to removal of brain tissue if NeuroCell(TM)-FE is shown to be safe and efficacious.

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

     In January 1998, the Company initiated under IND a Phase 1 clinical trial of NeuroCell(TM)-FE at Beth Israel Deaconess Medical Center in Boston. The Company anticipates transplanting up to six patients previously scheduled for surgical removal of the portion of the brain causing the seizure activity. Upon surgical removal of that portion of the brain at six months post-transplant, the Company will be afforded the opportunity to histologically analyze the graft and graft site for the presence of viable pre-treated GABAergic porcine neural cells. In addition, the trial will generate safety data necessary to initiate a Phase 2 clinical trial of NeuroCell(TM)-FE.

Porcine Neural Cells for Stroke

     Stroke is the third leading cause of death in the United States, ranking behind coronary artery disease and cancer. It is also the leading cause of long-term disability in the U.S. Approximately 500,000 people suffer a stroke each year in the U.S.

     Thrombolytic stroke (cerebral infarction) represents nearly 80% of all cases of stroke each year and is caused primarily by thrombus formation in a blood vessel which effectively blocks blood flow to a region of the brain, causing neuronal cell death.

     Current therapies include surgical management to remove a clearly defined clot or anticoagulant therapy to "break up" the clot formation. While such therapies increase the likelihood of surviving a stroke, the neuronal damage caused by the initial trauma remains.

     The Company believes disabled patients who have survived thrombolytic stroke may benefit from porcine fetal neural cell transplantation for the repair of the damaged neuronal circuitry caused by stroke. Several animal studies conducted by others utilizing allografts have demonstrated the feasibility of repairing and restoring function to the stroke damaged brain. The Company has initiated studies in a well-defined animal model of stroke to determine whether fetal porcine neural cells derived from the ganglionic eminence will engraft and repair the damage, leading to improved mobility and function. This cell population is expected to be most useful in treating striatal and cortical thrombolytic strokes, which occur at a rate of over 160,000 annually in the U.S. Assuming successful completion of these animal studies, the Company plans to seek FDA clearance to initiate human clinical trials.

Spinal Cord Cells for Spinal Cord Injury

     The U.S. prevalence of Spinal Cord Injury ("SCI") is approximately 200,000 with 13,000 additional SCI's annually. Nearly 80% of the injured patients are males in their late twenties to early thirties. Greater than 95% of these SCI's are compression injuries, the remainder are cases in which the cord is severed. The cervical spine is vulnerable to injury because of its extreme mobility. Approximately 20% of SCI occur in the thoracic region which is more stable due to extra support supplied by the ribs. Loss of sensorimotor neuron function due to injury requires lengthy hospitalization after the initial accident as well as extensive rehabilitative care. Further, all victims of SCI face a lifelong series of acute and chronic non-neurological complications that can be life-threatening.

     The primary objective of current therapies available for SCI is to prevent further injury by physically stabilizing the spine and by pharmacologically attenuating the endogenous injury response. These strategies attempt to establish optimal conditions for functional recovery and improve patients' rehabilitative potential. Surgery is designed to protect the patient from further injury through immobilization, spinal cord realignment and stabilization, and decompression. To date there is no pharmacotherapy available for spinal cord injury except palliative therapies employing methylprednisolone (corticosteroid) therapy to reduce inflammation of the initial traumatized area, and standard medical practice for complications arising from chronic denervation, (for example, pneumonia, pulmonary embolism, decubitus ulcers, urinary tract infections, renal failure, deep vein thrombosis and heterotopic ossification of bone) and, if required, medical therapy for psychiatric disorders.

     Diacrin believes that its porcine spinal cord cell product candidate transplanted into the site of injury of a human severed spinal cord may have the potential to partially reestablish sensorimotor neuronal pathways. The transplantation of this product into a recently injured cord may prevent secondary neuronal and muscular atrophy known to occur in these patients. Partial or full recovery of limb movement, and other motor neuron pathways may reduce the overall time spent in the hospital, decrease the secondary equipment required for care, and reduce severe and life threatening complications arising from the injury. Further, the ability to deliver fetal neurons to a site of injury in a severed spinal cord may have broader technical and clinical applications. Once proof of principle is realized in the severed SCI, the fetal porcine cell product will be delivered to sites in the spinal cord where compression fractures have occurred. The Company has initiated studies in animal models of spinal cord injury to determine whether fetal porcine spinal cord cells transplanted into the damaged spinal cord region will engraft and repair the damage, leading to improved mobility and function. Assuming successful completion of the Company's ongoing studies, the Company plans to seek FDA clearance to initiate human clinical trials.

Hepatocytes for Alcoholic Hepatitis

         Alcoholic hepatitis is an acute form of alcoholic liver disease resulting from excessive alcohol intake immediately preceding hospitalization.
The disease accounts for 45,000 hospitalizations annually. Alcoholic liver injury is predominantly from direct hepatotoxicity of ethanol and severe inflammation of the liver. The clinical spectrum of disease can include abdominal pain, fever and manifestations of liver failure (ascites, jaundice and encephalopathy). The mortality of alcoholic hepatitis can be as high as 70% with patients dying from infection, GI bleeding or hepatorenal failure. Alcoholic hepatitis can produce irreversible liver damage in patients that survive. In a recent study of 280 alcoholics, deaths occurred in 50% of those with cirrhosis and 66% of those with cirrhosis and alcoholic hepatitis within 4 years. In some urban areas, alcoholic liver disease is the 4th leading cause of death for patients aged 25-64.

         There is currently no established treatment for alcoholic hepatitis. Multiple treatments have been proposed including dietary supplementation and the use of high dose steroids. Although various conclusions have been reached on the use of steroids, standard clinical practice is to use them in patients with severe liver disease, hepatic encephalopathy or deteriorating clinical status. Liver transplantation is an effective treatment, but a minimum period of 6 months of abstinence is required before a patient can be considered a transplant candidate.

         In extensive studies of hepatocyte transplantation for the treatment of metabolic disease in animal models, Diacrin scientists have shown that porcine hepatocytes can be isolated and infused into the recipient liver where they lodge and continue to function. Long-term survival and function of these cells has been demonstrated. Hepatocytes are able to pass through the lining of liver capillaries and integrate into the liver where they can function alongside the host cells. Therefore, the Company believes hepatocyte transplantation could become a viable alternative to whole liver transplantation for the treatment of acute liver disease. This approach would be preferable to transplantation of a whole liver due to the difficulty of obtaining livers for transplantation (currently over 5,000 individuals await liver transplants in the United States and about 4,000 liver transplants are performed per year for all indications) as well as the expense and invasiveness of the procedure.

     Diacrin has submitted an IND application to the FDA for a Phase 1 clinical trial to test transplantation of porcine hepatocytes for the treatment of alcoholic hepatitis. All patients in this planned trial will have been diagnosed with alcoholic hepatitis on admission to the hospital and will have received prednisolone or its equivalent for at least 7 days. The patients selected for this trial, which is planned to commence at Boston University Medical Center in the first half of 1998, will have failed all other available medical therapy. This subgroup of patients would have an expected in-hospital mortality of approximately 70% and is thus an appropriate group for the evaluation of liver function after hepatocyte transplantation. Porcine hepatocytes will be infused into the spleen of these patients by interventional radiology, thus avoiding a surgical procedure for these critically ill patients. In addition to the high level of quality control that can be maintained over the production of porcine hepatocytes, these cells also have the advantage of being resistant to infection by human hepatitis B and C viruses. Since many of the patients enrolled in this study are likely to carry these viruses, the Company believes the resistance of the porcine cells to infection may prevent infection of the transplanted hepatocytes providing a further advantage over human liver transplantation in which hepatitis B and C reinfect donor livers.

Hepatocytes for Cirrhosis

         Cirrhosis of the liver is a common affliction in the United States, affecting an estimated 1.5 million individuals and leading to approximately 50,000 deaths annually. In cirrhosis, liver tissue is progressively lost to accumulation of fibrous tissue and scarring, and liver function is compromised due to the degenerative changes. The most common causes of cirrhosis are viral hepatitis B and C infections and alcoholic liver disease. In the initial stages of the disease the patient may experience jaundice and disorientation as the detoxifying functions of the liver are lost. With more serious disease, the patient will develop ascites and will be hospitalized with increasing central nervous system effects (encephalopathy) that lead to coma. The tremendous reserve of liver tissue allows the continued function of the organ despite loss of up to 90% of the normal complement of hepatocytes. In advanced cirrhosis, little normal liver tissue remains.

     The only known therapy for advanced cirrhosis is liver transplantation. However, the United Network of Organ Sharing has documented a national lack of donor livers for transplantation, resulting in a waiting period of over 2 years for the average patient requiring liver transplantation. Recently, artificial extra-corporeal liver assist devices ("ELAD") using porcine hepatocytes or human hepatoma cell lines attached to a dialysis cartridge have been used in an attempt to treat liver failure in advanced cirrhosis. Studies to date suggest that ELAD may improve some biochemical parameters such as ammonia levels, but the devices have not resulted in increased survival. Allogeneic human hepatocyte transplantation has also been used in both acute and chronic liver failure. Both transplantation into the liver via the portal vein and ectopic transplantation into the spleen have been used in these studies. In pilot studies by others, liver and splenic hepatocyte transplantation has been shown to be both safe and potentially effective in humans as a bridge to orthotopic transplantation. Immunosuppression is required in all patients receiving allogeneic human hepatocyte transplantation.

         For chronic liver disease, Diacrin and others have shown in animal models that hepatocyte integration is possible when hepatocytes are injected into the liver via the portal vein or into the splenic pulp. The spleen appears to be the preferred site in this situation due to the fibrosis and loss of blood supply to the liver. In animal models, hepatization of the spleen is a well described phenomenon and results in replacement of the splenic pulp with cords of functioning hepatocytes that perform hepatic functions including synthesis of albumin and clotting factors, detoxification of ammonia and oxidative metabolism.

         Diacrin plans to file an IND application to initiate a Phase 1 clinical trial of human hepatocyte transplantation in 1998 for the treatment of cirrhosis in a group of patients that have been listed for organ transplantation but are likely to wait at least two years before receiving a transplant. The Company believes these patients may benefit from the growth of transplanted hepatocytes in their spleen leading to an increase in liver function. In addition, expansion of the cells may allow sufficient improvement to render a liver transplant unnecessary unlike the case of an ELAD which is used only as a bridge to transplantation. As part of the planned trial, conventional immunosuppression will be compared to the use of Diacrin's immunomodulation technology to determine whether graft protection is achieved by this technique. This study is planned to be conducted in collaboration with Massachusetts General Hospital.

Additional Hepatocyte Applications

         Successful delivery of hepatocytes to patients with alcoholic hepatitis or cirrhosis may open the possibility of applying this technology to a variety of other diseases. The preparation of the cells and their delivery by radiologic procedures should be the same in each of these applications, thus providing a platform that may be used in multiple applications.

         Additional   applications  include  the  use  of  hepatocytes  for  the treatment of metabolic diseases resulting from genetic mutations. Familial hypercholesterolemia is a disease caused by a defective receptor gene for low density lipoprotein ("LDL") that leads to elevated levels of LDL cholesterol and coronary disease at an early age. By transplantation of hepatocytes into a rabbit model of this disease, Diacrin scientists have shown that porcine cells provide the animal with functional receptors that reduce serum LDL levels. Familial hypercholesterolemia afflicts approximately 500,000 patients in the United States. Currently available drugs do not sufficiently lower circulating LDL cholesterol levels in approximately 20% of these patients, who may thus benefit from hepatocyte transplantation. Additional metabolic disorders that may be candidates for treatment by hepatocyte transplantation include hemophilia, phenylketonuria, carbamoyl phosphate synthetase deficiency, ornithine transcarbamolyase deficiency, Crigler-Najjar syndrome, and disorders of glycogen metabolism. Approximately 30,000 patients in the United States suffer from these metabolic disorders.

         Acute liver failure unrelated to cirrhosis is another potential application of hepatocyte transplantation. Over 2,000 patients die of fulminant hepatic failure each year. Although liver transplantation is performed for these patients when possible, the shortage of human livers leaves many patients without this therapeutic option. Hepatocyte transplantation has been shown to be effective in animal models of acute liver failure and may support liver function both acutely and for the long term. In addition, hepatocyte transplantation could be used to support patients who undergo resection of liver tumors. If the tumor grows to a certain size, liver failure can develop and support of liver function would allow survival and recovery as liver mass increased.

Myoblasts for Cardiac Disease

     Coronary heart disease is the leading cause of death in the United States, responsible for 1 of every 4.8 deaths or close to 500,000 deaths each year. The disease is caused by the accumulation of atherosclerotic plaque, consisting of lipid deposits, macrophages and fibrous tissue, on the walls of vessels supplying heart muscle. Rupture of unstable plaques exposes substances that promote platelet aggregation and thrombus formation. The thrombus is composed of platelets, blood cells and fibrin that can block one or more of the coronary vessels, resulting in an inadequate supply of oxygen to the heart muscle. This highly active muscle is quickly damaged and the lesions are irreversible because cardiomyocytes, the specialized muscle cells of the heart, are not capable of cell division. The end result is an infarct, a damaged area of heart muscle in which necrotic cardiomyocytes are replaced by scar tissue and fibrosis, weakening the contractility and function of the heart. According to the American Heart Association, approximately 1,000,000 heart attacks occur annually in the U.S. Of the 800,000 patients who survive, approximately 200,000 will die within a year.

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

     While cardiac myocytes do not have the capacity to divide and repair damaged myocardium, skeletal muscle contains cells called myoblasts that divide when called upon to repair damaged muscle. Diacrin scientists have isolated and expanded myoblasts from human tissue and are studying the use of these cells for transplantation into damaged heart muscle. The Company believes that patients suffering from myocardial infarctions would benefit greatly if these myoblasts could repair their damaged myocardium. These cells would be isolated from a muscle biopsy of a patient who had suffered a myocardial infarction and would thus allow transplantation of a patient's own myoblasts into their heart, thereby avoiding any immunological barriers. Preclinical studies conducted by Diacrin have demonstrated that myoblasts integrate into rodent heart muscle. In a large animal model of myocardial infarction, Diacrin has demonstrated that myoblasts can be delivered to the site of an infarct by infusion via the coronary vessels (allowing use of the radiological procedures currently practiced for angioplasty). These cells survive and infiltrate the myocardium in and around the infarct zone. These studies are now being extended to determine whether the myoblasts infused into infarcted myocardium repair the damaged, ischemic tissue. Any improvement will be measured by increased myocardial contractility and cardiac output. Assuming successful completion of these animal studies, the Company plans to seek FDA clearance to initiate human clinical trials.

Retinal Epithelial Cells for Macular Degeneration

         Age related macular degeneration ("AMD") is a disease of the retina characterized by the loss of vision due to the atrophy of photoreceptors in the central part of the retina, the macula lutea. The macula is the most important part of the eye for central vision and for high resolution vision such as that used in reading and driving. Retinal pigment epithelial (RPE) cells that lie beneath the light-sensing cells responsible for vision provide support for the retinal photoreceptors and digest the discarded outer segments of the neural retina.

         In AMD, abnormal accumulation of metabolic debris results from reduced activity of the RPE and leads to gradual loss of photoreceptors. The RPE cells become dysfunctional and metabolic by-products damage photoreceptors, thus compromising visual acuity. As this layer of cells does not readily replicate in the adult, damage to the RPE can be irreversible and lead to loss of photoreceptors with concomitant decreased visual acuity. Macular degeneration is a common disease, affecting 13 million people in the United States. It is primarily a disease of the elderly, with 19.4% of 65-74 year olds and 36.8% of individuals over 75 having vision loss. Approximately 85%-90% of AMD patients have the "dry " form of the disease in which the RPE layer degenerates without new blood vessel growth and 10-15% have the "wet" form. Effective therapies for AMD are not currently available.

         Diacrin's approach is to repopulate the dysfunctional RPE cell layer by transplanting RPE cells into the correct anatomical space below the retinal photoreceptors. This therapeutic approach has the potential to reestablish function in the macula, prevent further loss of vision and to improve visual acuity in patients presenting with the dry form of the disease. In patients with the wet form of AMD, this therapy could be used in conjunction with surgery to remove choroidal neovascular membranes. Because of its key role in maintaining the integrity of the photoreceptors and its lack of regenerative capacity, the idea of replacing defective RPE by transplantation is an attractive one. Recently, RPE transplantation has been performed by others in the clinic using human fetal RPE cells. The Company plans to use porcine fetal tissue, thus avoiding the ethical and practical problems of obtaining aborted human tissue. Preclinical studies are in progress to demonstrate the efficacy of fetal porcine RPE cells for the repair of damaged RPE in animal models. The Company will also test its proprietary immunomodulation technology to prevent rejection of the graft. Assuming successful completion of preclinical studies, the Company plans to seek FDA clearance to initiate human clinical trials.

Manufacturing

     The manufacture of the Company's products will require the continuous availability of porcine tissue harvested under cGMPs from pigs tested to be free of infectious agents. The Company's current source of pig facilities and services is obtained under contracts from Tufts and Charles River Pharmservices, Inc. The Company has also qualified several pig producers to provide pigs for the Company's production processes. The Company's current long-range plan is to establish contractual relationships with pig producers for the supply of qualified pigs.

     For the Phase 1 clinical trials of the Joint Venture Products, the Company isolated and prepared populations of porcine tissue in its own clinical production facilities. The Joint Venture is finalizing a five-year sublease agreement with Genzyme's Tissue Repair Division for approximately 15,000 square feet of clinical production and support space for the production of the Joint
Venture Products needed in conjunction with planned clinical trials. This facility is also believed to be capable of satisfying projected initial demand for commercial quantities of the Joint Venture Products. This arrangement will enable the Company to utilize its existing clinical production facilities for the clinical supply of other product candidates and to postpone the need for significant additional investment in such facilities.

     The antibody fragment used in Diacrin's immunomodulation technology is currently obtained from a contract manufacturer. The Company will evaluate on an ongoing basis the cost effectiveness and other relevant factors necessary to determine whether the Company should continue to obtain the antibody fragment from a contract manufacturer or produce the antibody fragment on its own.

     The Company's long-range plan is to establish certain of its own internal manufacturing capabilities, including the facilities necessary to test, isolate and package an adequate supply of finished cell products in order to meet its long-term clinical and commercial manufacturing needs.

Patents and Licenses

     The Company intends to aggressively seek patent protection for any products it develops. The Company also intends to seek patent protection or rely upon trade secrets to protect certain of its technologies which will be used in discovering and evaluating new products. The Company has 5 issued U.S. patents and 19 patent applications pending with the United States Patent and Trademark Office. Foreign counterparts have also been filed in a number of selected countries. These applications seek composition-of-matter and use protection for the various products the Company has in development. Applications are on file for neurons, hepatocytes, cardiac myocytes and expansions of the Company's technology base.

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

     In September 1996, the Company and Genzyme entered into an agreement to form a joint venture to develop and commercialize the Joint Venture Products. In connection with that agreement, the Company granted to the Joint Venture the exclusive, worldwide, irrevocable (during the term of the Joint Venture agreement), royalty-free right and license under the Company's existing patent rights and technology to develop, make, have made, use, offer for sale, sell, have sold, import and export the Joint Venture Products. The license granted by the Company is limited to the treatment of Parkinson's disease and Huntington's disease in humans using porcine fetal cells (the "Field"). In the event that either the Company or Genzyme develops or acquires additional technology or patent rights that are useful in the Field, the party owning such technology or patent rights is obligated to offer a license to the Joint Venture, as described above, to such technology or patent rights. The immunomodulation technology licensed to the Company from MGH has been non-exclusively sublicensed to the Joint Venture for use exclusively in the Field.

     To protect its trade secrets and other proprietary information, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements with Diacrin.

Sales and Marketing

     Under the terms of the Joint Venture agreement, Genzyme, which has an established sales force and experience in the sales and marketing of biopharmaceutical and surgical products, is authorized to market and sell the Joint Venture Products on an exclusive basis as agent for and on behalf of the Joint Venture.

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

     Preclinical testing is generally conducted in the laboratory on animals to evaluate the potential efficacy and the safety of a product. The results of these studies are submitted to the FDA as part of an IND application, which must become effective before human clinical testing can begin. Typically, clinical evaluation involves a three-phase process. In Phase 1, clinical trials are conducted with a small number of healthy human subjects to determine the early safety profile. In Phase 2, clinical trials are conducted with groups of patients afflicted with the specific disease in order to determine preliminary efficacy, optimal treatment regimens and expanded evidence of safety. In Phase 3, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety and efficacy as required by the FDA and others. In addition, the FDA may request post-marketing (Phase 4) monitoring of the approved product, during which clinical data are collected on selected groups of patients to monitor longer-term safety.

     Upon completion of Phase 3, for products regulated by the FDA's Center for Biologic Evaluation and Research ("CBER"), the results of preclinical and clinical testing are submitted to the FDA in the form of an Establishment License Application ("ELA") and a Product License Application ("PLA") or Biologics License Application ("BLA") (an integration of the PLA and ELA) for approval to manufacture and commence commercial sales. In responding to these applications, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. The Joint Venture Products and all of the

Company's other products are expected to be regulated by CBER. The Company will also be subject to widely varying foreign regulations governing clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that necessary for FDA approval. The Company may rely on licensees to obtain regulatory approval for marketing certain of its products in certain foreign countries.

     The Company intends to take advantage of the regulatory pathways which may provide accelerated marketing approval of its cell transplantation products and allow limited cost recovery during the clinical research phase. These include:
(i)  marketing  exclusivity  for products  which qualify for orphan drug status;
(ii) approval for limited cost recovery during clinical testing under treatment IND status; and (iii) accelerated marketing approval for more effective or better tolerated therapies for serious conditions.

     The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases where fewer than 200,000 persons in the United States would be likely to receive the treatment. A drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. Orphan drug designation can be terminated by the FDA for a number of reasons, including if the manufacturer of the orphan drug product can not provide an adequate supply of the product. Furthermore, a drug that is considered by the FDA to be different than a particular orphan drug is not barred from sale in the United States during such seven-year exclusive marketing period. Legislation has previously been introduced in Congress to limit the marketing exclusivity provided for certain orphan drugs. Although the outcome of that legislation, if reintroduced, is uncertain, there remains a possibility that future legislation will limit the incentives currently afforded to the developers of orphan drugs.

     Diacrin has assigned to the Joint Venture the orphan drug designation it has received from the FDA for NeuroCell(TM)-PD for the treatment of Hoehn and Yahr stage 4 and stage 5 Parkinson's disease patients and for NeuroCell(TM)-HD. Diacrin's NeuroCell(TM)-FE, and spinal cord cells for spinal cord injury are also targeted to populations of less than 200,000 and, therefore, will be pursued as orphan drugs.

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

     The biopharmaceutical and pharmaceutical industries are characterized by intense competition. The Company competes against numerous companies, many of which have substantially greater financial and other resources than the Company. Private and public academic and research institutions also compete with Diacrin in the research and development of human therapeutic products. In addition, many of the Company's competitors have significantly greater experience than the Company in the testing of pharmaceutical and other therapeutic products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

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

Employees

     As of January 31, 1998, the Company had 52 full-time employees, 39 of whom were engaged in research, development, clinical and quality assurance/quality control activities. No Company employees are represented by a labor union or covered by a collective bargaining agreement.

Item 2.   Properties
          ----------

     The Company leases a facility which contains approximately 28,000 square feet of space in Charlestown, Massachusetts. The lease has a ten-year term ending in 2001, providing for a base rental rate of approximately $60,000 per month, plus applicable property taxes and insurance. The Company's facilities are equipped with laboratory and cell culture capabilities sufficient to satisfy the Company's research and development requirements for the foreseeable future and cell isolation capabilities sufficient to satisfy the clinical production requirements of several of its product candidates. To the extent that additional similar facilities may be required, the Company will be required to secure additional facilities or seek outside contractors to provide such capabilities.

     The Joint Venture is finalizing a sublease agreement ending in 2002 with Genzyme's Tissue Repair Division for approximately 15,000 square feet of clinical production and support space for the production of the Joint Venture Products. The sublease agreement provides for a minimum gross rental rate of approximately $81,000 per month to be paid by the Joint Venture. These facilities are equipped with cell isolation facilities which Diacrin believes are sufficient to satisfy the clinical and initial commercial production requirements of the Joint Venture Products. To the extent that additional facilities are required for commercial production of the Joint Venture Products, the Joint Venture will be required to secure additional facilities to provide such capabilities.

Item 3.   Legal Proceedings
          -----------------

     None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1997.

Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company:


Name                                                  Age      Position
----                                                  ---      --------
Thomas H. Fraser, Ph.D. (1)                           49       President and Chief Executive Officer; Director

E. Michael Egan                                       44       Senior Vice President, Corporate Development

Mark J. Fitzpatrick                                   35       Vice President of Finance and Administration;
                                                               Chief Financial Officer and Treasurer

Albert S. B. Edge, Ph.D.                              44       Senior Director of Molecular and Cellular
                                                               Biology

Jonathan H. Dinsmore, Ph.D.                           36       Director of Cell Transplantation Research

Roger J. Gay, Ph.D.                                   44       Director of Process Development

Abdellah Sentissi, Ph.D.                              48       Director of Quality Control and Quality
                                                               Assurance

Zola P. Horovitz, Ph.D. (1)                           63       Director

John W. Littlechild (2)                               46       Director

Stelios Papadopoulos, Ph.D. (1) (2)                   49       Director

Henri A. Termeer (2)                                  51       Director

Christopher T. Walsh, Ph.D.                           54       Director

-------------------------------------------

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

     E. Michael Egan has been Senior Vice President, Corporate Development, of the Company since June 1993. Mr. Egan joined Diacrin from Repligen, where he was employed from 1983 to 1993, and since 1989 had been Vice President of Business Development. He was also a member of the Board of Directors of Repligen Clinical Partners, L.P., and the Secretary/Treasurer of Repligen Sandoz Research Corporation. Mr. Egan's previous positions at Repligen include Director of Business Development and Manager of Business Development. Prior to joining Repligen in 1983, Mr. Egan was a laboratory supervisor at Dana-Farber Cancer Institute, Division of Medicine. He received a B.S. in biology from Boston College and a Certificate of Special Studies in Administration and Management from Harvard University in 1986.

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

     John W. Littlechild has been a Director of the Company since April 1992. Mr. Littlechild is a general partner of HealthCare Partners II, L.P. ("HCPII"), HealthCare Partners III, L.P. ("HCPIII") and HealthCare Partners IV, L.P.
("HCPIV"), the general partner, respectively, of HealthCare Ventures II, L.P. ("HCVII"), HealthCare Ventures III, L.P. ("HCVIII") and HealthCare Ventures IV, L.P. ("HCVIV"), and a Vice Chairman of HealthCare Investment Corporation ("HIC"), a venture management company that, among other things, provides management services to HCVII, HCVIII and HCVIV. HCVII, HCVIII and HCVIV are principal stockholders of the Company. From 1984 to 1991, Mr. Littlechild was a Senior Vice President of Advent International Corporation, a venture capital company ("Advent") in Boston and London. Prior to working at Advent in Boston, Mr. Littlechild was involved in establishing Advent in the United Kingdom. From 1980 to 1982, Mr. Littlechild served as Assistant Vice President for Citicorp Venture Corporation, a venture capital company, in London, prior to which he worked with ICI Ltd., an agro-chemical company, and Rank Xerox, an office equipment company, in marketing and financial management. He holds a B.Sc. from the University of Manchester and an MBA from Manchester Business School. Mr. Littlechild serves on the boards of directors of various health care and biotechnology companies, including Orthofix International N.V., a medical devices company, and LeukoSite, Inc. and Virus Research Institute, Inc., biotechnology companies.

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

     Henri A. Termeer has been a Director of the Company since December 1996. He has served as President and a Director of Genzyme since October 1983, as Chief Executive

Officer since December 1985 and as Chairman of the Board since May 1988. In May 1995, he was elected Chairman of the Biotechnology Industry Organization, the biotechnology industry's national trade association. For ten years prior to joining Genzyme, Mr. Termeer held various management positions at Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer also serves on the boards of directors of Abiomed, Inc., AutoImmune Inc., GelTex Pharmaceuticals Inc., Genzyme Transgenics Corporation and Introgene, all biotechnology companies and is a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

     Christopher T. Walsh, Ph.D. has been a Director of the Company since April 1997. From 1992 to 1995, he served as President of the Dana-Farber Cancer Institute. Since 1991, Dr. Walsh has served as Hamilton Kuhn Professor of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. From 1987 to 1995, he was Chairman of the Harvard Medical School Biological Chemistry and Molecular Pharmacology Department. Dr. Walsh received his A.B. from Harvard University and his Ph.D. in Life Sciences from Rockefeller University. He is also director of LeukoSite, Inc., a biotechnology company.

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

Ronald D. McKay, Ph.D.                         Chief, Laboratory of Molecular Biology,
                                               National Institute of Neurological Disorders and Stroke, National
                                               Institute of Health

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


                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters
          --------------------------------------------------------------------

     The Company's Common Stock and Warrants have been traded on the National Market tier of The Nasdaq Stock Market under the symbols DCRN and DCRNW, respectively, since August 12, 1996. From February 13, 1996 (the date of the Company's initial public offering) until August 12, 1996 (the date on which the securities included in the Units, issued in the IPO, became separately transferable), the Company's Units, which consisted of one share of Common Stock and one Warrant to purchase one share of Common Stock traded on the National Market tier of The Nasdaq Stock Market under the symbol DCRNZ. Prior to February 13, 1996, there was no established public trading market for any of the Company's equity securities. The following table sets forth for the periods indicated the high and low sale prices for the Units, Common Stock and Warrants during 1996 and 1997 as reported on the Nasdaq National Market:





                                                                   High                           Low
                                                        ---------------------------    --------------------------
Fiscal Year 1996
----------------
Units:
------
First Quarter (from February 13, 1996)                            12 1/2                           8

Second Quarter                                                    14 3/4                           10

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

Fourth Quarter                                                    2 7/8                            1 3/4

Fiscal Year 1997
----------------

Common Stock:
-------------

First Quarter                                                     16 3/4                           9 7/8

Second Quarter                                                    14                               8 1/2

Third Quarter                                                     12 3/4                           9

Fourth Quarter                                                    14                               8 3/4

Warrants:
---------

First Quarter                                                     6 1/2                            1 7/8

Second Quarter                                                    5 1/4                            2 1/4

Third Quarter                                                     4 1/8                            2 1/2

Fourth Quarter                                                    3 7/8                            1 3/4




     As of February 4, 1998, there were approximately 3,100 holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate declaring or paying any cash dividends in the foreseeable future.

     The Company did not sell any equity securities during the quarter ended December 31, 1997 that were not registered under the Securities Act.

     The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No: 33-80773) which was declared effective on February 12, 1996: Through December 31, 1997, the Company has used approximately $3,267,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $3,267,000 used, approximately $221,000 was used for the purchase of machinery and equipment; approximately
$189,000 was used for repayment of indebtedness; and approximately $2,857,000 was used for working capital. The unused proceeds of approximately $17,645,000 are in temporary investments consisting of corporate notes, a U.S. government agency obligation, a money market mutual fund, commercial paper and certificates of deposit. All proceeds used or invested were direct or indirect payments to others.

Item 6.   Selected Financial Data
          -----------------------

     The selected financial data set forth below as of December 31, 1996 and 1997 and for the three years in the period ended December 31, 1997 are derived from the Company's financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 1993, 1994 and 1995 and for the years ended December 31, 1993 and 1994 are derived from the Company's financial statements which have been audited by Arthur Andersen LLP and are not included herein. The data set forth below should be read in conjunction with the Company's financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                          Year Ended December 31,
                                    -----------------------------------------------------------------------
                                       1993          1994          1995           1996          1997
                                       ----          ----          ----           ----          ----
Statement of Operations Data:                 (in thousands, except share and per share data)
REVENUES:
 Research and development            $            $      152   $       45   $    1,144    $    4,763
 Interest income                            371          203          245        1,100         1,302
                                     ----------   ----------   ----------   ----------    ----------

    Total revenues                          371          355          290        2,244         6,065
                                     ----------   ----------   ----------   ----------    ----------

OPERATING EXPENSES:
 Research and development                 5,883        4,912        4,478        5,767         6,863
 General and administrative               1,041        1,281        1,128        1,304         1,460
 Interest expense                            15           12          397          158            93
                                     ----------   ----------   ----------   ----------    ----------

    Total operating expenses              6,939        6,205        6,003        7,229         8,416
                                     ----------   ----------   ----------   ----------    ----------

    Net loss                          $  (6,568)      (5,850)  $   (5,713)  $   (4,985)   $   (2,351)
                                     ==========   ==========   ==========   ==========    ==========

 Net loss per common share (1)                    $     (.58)  $     (.57)  $     (.40)   $     (.18)
                                                  ==========   ==========   ==========    ==========

 Shares used in computing net
  loss per common share (1)                       10,036,707   10,053,677   12,500,513    13,235,286
                                                  ==========   ==========   ==========    ==========

                                                            December 31,
                                    -------------------------------------------------------------
Balance Sheet Data:                    1993       1994      1995      1996      1997
-------------------                    -----      ----      ----      ----      ----
Cash, cash equivalents
   and investments                    $ 8,204   $ 2,752   $ 4,115  $ 23,482  $ 21,347
Working capital                         7,285     1,603     2,753    12,413     9,551
Total assets                            9,023     3,658     5,160    24,275    22,780
Long-term debt                            303       493     7,550       370       672
Stockholders' equity (deficit)          7,687     1,840    (3,864)   22,437    20,204

(1)   Computed as described in Note 2 (e)  of Notes to Financial Statements.


Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Overview

     Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from the Joint Venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in increasing operating losses for at least the next several years. At December 31, 1997, the Company had an accumulated deficit of $34.7 million.

Results of Operations

Year Ended December 31, 1997 Versus Year Ended December 31, 1996

     Research and development revenues were approximately $4.8 million for the year ended December 31, 1997 versus $1.1 million for the year ended December 31, 1996. The significant increase in revenues during the year ended December 31,1997 was due to revenues received from the Joint Venture.

     Interest income was $1.3 million for the year ended December 31, 1997 versus $1.1 million for the year ended December 31, 1996. The 18% increase was primarily due to additional interest income realized on higher cash balances available for investment.

     Research and development expenses were $6.9 million for the year ended December 31, 1997 versus $5.8 million for the year ended December 31, 1996. The 19% increase was primarily due to an increase in clinical affairs staffing necessary to support the clinical trials of the Joint Venture Products, an increase in quality control/assurance staffing to support expanded clinical production facilities completed by the Joint Venture during 1997 and an increase in research personnel. Furthermore, additional costs were incurred in the current year to validate the Joint Venture production facilities.

     General and administrative expenses were $1.5 million for the year ended December 31, 1997 versus $1.3 million for the year ended December 31, 1996. The 12% increase was primarily due to an increase in administrative personnel as well as increased costs of shareholder relations.

     Interest expense was $93,000 for the year ended December 31, 1997 versus $158,000 for the year ended December 31, 1996. The decrease was primarily attributable to interest expense recognized during the 1996 period on the Company's $7.0 million of Convertible Notes which were issued in May 1995 and converted to common stock upon the closing of the Company's initial public offering.

     The Company incurred a net loss of approximately $2.4 million for the year ended December 31, 1997 versus a net loss of approximately $5.0 million for the year ended December 31, 1996.


Year Ended December 31, 1996 Versus Year Ended December 31, 1995

     Research and development revenues were $1.1 million for the year ended December 31, 1996 versus $45,000 for the year ended December 31, 1995. The 1996 increase was due to approximately $1.0 million of revenue earned in the fourth quarter of 1996 under the Joint Venture agreement with Genzyme.

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

Liquidity and Capital Resources

     The Company has financed its activities primarily with the net proceeds from private sales of preferred stock, which in the aggregate have totaled approximately $22.6 million; with the issuance of $7.0 million of convertible notes payable; with the net proceeds of $20.9 million from the Company's initial public offering; with the net proceeds of approximately $3.1 million from the exercise of warrants originally issued in 1991 in connection with a private sale of preferred stock; and with the interest earned thereon. In addition, the Company has recorded approximately $5.8 million of revenue from the Joint Venture since it commenced on October 1, 1996. At December 31, 1997, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $21.3 million.

     The Company purchased approximately $2.2 million of capital equipment since inception. In November 1997, the Company borrowed $650,000 at the Prime Rate +.5% under an unsecured five-year term loan with a bank to finance production equipment acquired during 1997. In December 1994, approximately $805,000 of capital equipment was sold for proceeds of $600,000 and subsequently leased back over a four-year term. In addition, approximately $227,000 was sold in 1995 for its original cost and subsequently leased back over a four-year term. The Company had no material commitments for capital expenditures as of December 31, 1997.

     Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being developed by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture in accordance with the terms, and subject to the conditions, of the joint venture agreement. Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. As of December 31, 1997, Genzyme has contributed approximately $8.7 million to the Joint Venture. The Company's obligation to fund 25% of the program costs will commence in the first quarter of 1998. The Company expects that the Joint Venture's 1998 product development plans together with the Company's commencement of funding of the Joint Venture will significantly increase the Company's net loss and cash and investments used in 1998 as compared with 1997.

     The Company believes that its existing funds, together with expected future funding under the Joint Venture agreement with Genzyme, will be sufficient to fund its operating expenses and capital requirements as currently planned through at least 1999. However, the Company's cash requirements may vary
materially   from  those  now  planned   because  of  results  of  research  and
development, the scope and results of preclinical and clinical testing, any termination of the Joint Venture, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors.

     The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies, clinical trials, establish-ing pig production capabilities and the expansion of its laboratory and administrative activities. Therefore, in order to achieve commercialization of its potential products, the Company will need substantial additional funds. There can be no assurance that the Company will be able to obtain the additional funding that it will require on acceptable terms, if at all.

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

Reliance on Joint Venture with Genzyme Corporation

     The Company and Genzyme are parties to a joint venture agreement relating to the development and commercialization of NeuroCell(TM)-PD and NeuroCell(TM)-HD, the Company's most advanced product candidates. Under the agreement, Genzyme has agreed to provide the first $10 million of product development and commercialization funding required after October 1, 1996 for the Joint Venture Products, 75% of the next $40 million of funding and 50% of funding thereafter. In addition, Genzyme has agreed to market and sell the Joint Venture Products on behalf of the Joint Venture. Furthermore, the Joint Venture plans to manufacture the Joint Venture Products in facilities controlled by Genzyme.

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

Reliance on Cell Transplantation Technology; No Currently Approved Xenotransplantation-Based Products; PERV Testing

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

     The Company's approach involves xenotransplantation -- the transplantation of cells from one species into another. Although several companies are focusing on this area, xenotransplantation-based products represent a novel therapeutic approach that has not yet been subject to extensive clinical testing. Xenotransplantation also poses a risk that viruses or other animal pathogens may be unintentionally transmitted to a human patient. The Company has been required by the FDA to perform certain tests to determine whether PERV is present in patients that have received porcine cells. These tests have been performed on samples from patients who have received NeuroCell(TM)-PD and no PERV was detected in these samples. The Company has also been required by the FDA to perform additional tests on porcine neural cells to determine if infectious PERV is present. These tests have been performed and no PERV was detected. The Company has been required by the FDA to develop an additional test for the detection of PERV and has been instructed to routinely monitor patient blood samples for the presence of PERV. If PERV is detected in this test or samples, additional tests may be required to assess the risk to patients of PERV infection. If such additional tests are required, trials of the Company's porcine cell products may be delayed. While PERV has not been shown to cause any disease in pigs, it is not known what effect, if any, PERV may have on human beings. The Company's porcine cell product development programs would be negatively impacted by the detection of infectious PERV in porcine cells or clinical trial subjects. An inability to proceed with further trials or a substantial delay in the clinical trials would have a material adverse effect on the Company.

     No xenotransplantation-based therapeutic product has been approved for sale by the FDA. The FDA has not yet established definitive regulatory guidelines for xenotransplantation, but has proposed guidelines in an attempt to reduce the risk of contamination of transplanted cellular products with infectious agents. Diacrin has provided the FDA with a written response to the proposed guidelines, however, there can be no assurance that such guidelines will be issued, or that Diacrin will be able to comply with final guidelines that may be issued. Furthermore, there can be no assurance that any products developed and tested by Diacrin will be approved by the FDA or regulatory authorities in other countries, or that xenotransplantation-based products, including the Company's product candidates, will be accepted by the medical community or third-party payers or that the degree of acceptance will not limit the size of the market for such products.

History of Operating Losses; No Assurance of Revenue or Operating Profit

     The Company has generated no revenue from product sales to date. Diacrin has accumulated net losses from its inception in 1989 through December 31, 1997 of approximately $34.7 million, and losses are continuing. The Company expects to incur substantial operating losses for the foreseeable future. The Company expects that the Joint Venture's 1998 product development plans together with the Company's commencement of funding of the Joint Venture will significantly increase the Company's net loss in 1998 as compared with 1997. The Company currently has no material sources of revenue from product sales or license fees, and there can be no assurance that it will be able to develop such revenue sources or that its operations will become profitable, even if it is able to commercialize any products.

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

Uncertainty Associated with Preclinical and Clinical Testing

     Before obtaining regulatory approvals for the commercial sale of any of the Company's potential products, the products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. To date, the Company has administered NeuroCell(TM)-PD, NeuroCell(TM)-HD and NeuroCell(TM)-FE to an aggregate of 25 patients in Phase 1 human clinical trials. Results of initial preclinical and clinical testing of products under development by the Company are not necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing. Furthermore, there can be no assurance that clinical trials of products under development will demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company.

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

No Assurance of FDA Approval; Government Regulation

     The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. The Company cannot yet accurately predict when it might first submit any PLA or BLA for FDA or other regulatory approval.

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

     If regulatory approval of a product is obtained, such approval may be conditioned upon limitations and restrictions on the product use. In addition, any marketed product and its manufacturer are subject to continuing governmental review and any subsequent discovery of previously unrecognized problems could result in restrictions on the product or manufacturer, including, without limitation, withdrawal of the product from the market. Failure of the Company to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions or civil or criminal prosecution.

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

     Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations, such as HMOs, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for therapeutic products. The cost containment measures that health care providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any health care reform, could materially adversely affect the Company's ability to sell its products if successfully developed and approved. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

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



                                    PART III

Items 10 - 13.

     The information required for Part III of this Annual Report on Form 10-K is hereby incorporated by reference from portions of the Company's definitive proxy statement relating to the 1998 annual meeting of stockholders of the Company, which statement will be filed with the Commission not later than 120 days after the end of the Company's 1997 fiscal year. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Meetings of Board of Directors and Committees," "Executive Compensation," "Certain Relationships and Related Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation," and "Principal Stockholders." Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading, "Executive Officers of the Registrant."

                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

          (a) (1)  Index to Financial Statements

     The following Financial Statements are included in this Annual Report on Form 10-K.

Financial Statements:                                                     Page

1. Report of Independent Public Accountants                                F-1

2. Balance Sheets as of December 31, 1996 and 1997                         F-2

3. Statements of Operations for the three years in the period ended
   December 31, 1997                                                       F-3

4. Statements  of  Stockholders'  Equity  (Deficit) for the three
   years in the period ended December 31, 1997                             F-4

5. Statements of Cash Flow for the three years in the period ended
   December 31, 1997                                                       F-5

6. Notes to Financial Statements                                           F-6

(2)      Exhibits

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
  No.                        Title                                          Page
------- -----------------------------------------------------------------   ----

  3.1     - Amended and Restated Certificate of Incorporation
            of the Company as amended to date                               (7)

  3.2     - Amended and Restated By-laws of the Company                     (6)

 +10.1    - Research and License Agreement effective as of
            October 1, 1989 by and among the Company and The
            General Hospital Corporation, as amended effective
            as of February 1, 1991                                          (2)

++10.2    - Employment Agreement dated February 6, 1990 by
            and between the Company and Dr. Thomas H. Fraser                (2)

  10.3    - Rights Agreement dated July 29, 1991 by and among
            the Company and the holders of the preferred stock
            as amended on September 27, 1991                                (2)

  10.3(a) - Consent and Agreement to Amend dated April 26, 1995 by and among the Registrant and certain investors
            named therein                                                   (1)

Exhibit
  No.                        Title                                          Page
------- -----------------------------------------------------------------   ----

  10.3(b) - Consent  and  Agreement  to Amend dated as of January 4,
            1996 by and among the  Registrant  and  certain
            investors named therein                                         (6)

  10.4    - Warrant Agreement dated November 14, 1991 by and
            between Diacrin, Inc. and American Stock Transfer &
            Trust Company, as Warrant Agent                                 (2)

  10.4(a) - Supplement No. 1 to Warrant Agreement dated
            November 14, 1991, dated April 24, 1995, by and
            between the Registrant and American Stock Transfer
            & Trust Company, as Warrant Agent                               (1)

++10.5    - 1990 Stock Option Plan, as amended                              (3)

  10.6    - Sublease dated January 24, 1991 by and among the
            Company and Building 79 Associated Limited Partnership
            and Building 96 Associates Limited Partnership                  (2)

 +10.7    - Letter Agreement dated December 10, 1993 between
            the Company and The General Hospital Corporation                (4)

++10.8    - 1994 Directors' Stock Option Plan, as amended                   (9)

  10.9    - Master Lease Agreement, dated December 22, 1994,
            between the Company and Aberlyn Capital Management
            Limited Partnership                                             (5)

  10.10   - Agreement to Issue Warrant between the Company
            and Aberlyn Capital Management Limited Partnership
            dated December 22, 1994, including Common Stock
            Purchase Warrant and Registration Rights Agreement              (5)

  10.10(a)- Waiver and Consent Agreement dated April 24, 1995 by and between  the  Registrant  and Aberlyn
            Capital  Management Limited Partnership                         (1)

  10.11   - Registration Rights Agreements dated May 31, 1995
            by and among the Registrant and the investors
            listed on Schedules I and II attached thereto                   (1)

  10.11(a)- Amendment No. 1 to Registration Rights Agreement
            dated as of January 4, 1996 by and among the
            Registrant and certain investors named therein                  (6)

  10.12   - Unit and Warrant  Agreement  dated  February 12, 1996
            by and between the  Registrant  and American Stock
            Transfer & Trust Company                                        (7)

Exhibit
  No.                        Title                                          Page
------- -----------------------------------------------------------------   ----

 +10.13   - Collaboration Agreement among Diacrin, Inc.,
            Genzyme Corporation and Diacrin/Genzyme, LLC dated
            as of October 1, 1996                                           (8)

 +10.14   - Operating Agreement of Diacrin/Genzyme LLC                      (8)

++10.15   - 1997 Stock Option Plan                                         (10)

  10.16   - $650,000 Promissory Note dated November 25, 1997
            made by the Registrant to the order of Fleet
            National Bank                                                    *

  10.16(a)- Letter Agreement dated November 25, 1997 by and
            between the Registrant and Fleet National Bank                   *

  11      - Computation of  Net Loss per Common Share                        *

  21      - Subsidiaries - None                                              *

  23      - Consent of Arthur Andersen LLP                                   *

  27      - Financial Data Schedule                                          *


          (b)      Reports on Form 8-K.

     No current reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

          (c)      Description of Exhibits.

     See Item 14 (a)

          (d)      Description of Financial Statement Schedules.

     None.



--------------------------------------------------------------------------------

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

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-20139) for the quarter ended June 30, 1997 and incorporated herein by reference.

+Confidential treatment granted as to certain portions of this exhibit.

++Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


DIACRIN, INC.



By:       /s/   Thomas H. Fraser
          ------------------------
          Thomas H. Fraser
          President and
          Chief Executive Officer

Date:   February 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Signature                                 Date                       Title
       ---------                                 ----                       -----

/s/   Thomas H. Fraser                      February 13, 1998          President, Chief Executive
--------------------------                                             Officer and Director (Principal
Thomas H. Fraser                                                       Executive Officer)



/s/   Mark J. Fitzpatrick                   February 13, 1998          Vice President of Finance and
--------------------------                                             Administration; CFO & Treasurer
Mark J. Fitzpatrick                                                    (Principal Financial and Accounting
                                                                       Officer)


/s/   Zola P. Horovitz                      February 13, 1998          Director
--------------------------
Zola P. Horovitz

/s/   John W. Littlechild                   February 13, 1998          Director
--------------------------
John W. Littlechild

/s/   Stelios Papadopoulos                  February 13, 1998          Director
--------------------------
Stelios Papadopoulos

                                                                       Director
--------------------------
Henri A. Termeer

                                                                       Director
--------------------------
Christopher T. Walsh


                    Report of Independent Public Accountants

To Diacrin, Inc.:

     We have audited the accompanying balance sheets of Diacrin, Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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



     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diacrin, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.







                                                   Arthur Andersen LLP

Boston, Massachusetts
January 14, 1998

                                  DIACRIN, INC.
                                 Balance Sheets


                                                                             December 31,
                                                               ----------------------------------------
                                                                       1996               1997
                                                                       ----               ----
ASSETS
 Current assets:
     Cash and cash equivalents                                    $  7,308,710       $  5,015,777
     Short-term investments                                          6,255,507          6,000,098
     Interest receivable and other current assets                      316,107            438,756
                                                                  ------------       ------------
         Total current assets                                       13,880,324         11,454,631
                                                                  ------------       ------------

 Property and equipment, at cost:
      Laboratory and manufacturing equipment                           101,738            839,856
      Equipment under capital leases                                   675,262            675,262
      Furniture and office equipment                                   224,920            277,109
      Leasehold improvements                                            51,424             55,557
                                                                  ------------       ------------
                                                                     1,053,344          1,847,784
      Less - Accumulated depreciation and amortization                 576,725            853,911
                                                                  ------------       ------------
                                                                       476,619            993,873
                                                                  ------------       ------------

 Long-term investments                                               9,917,875         10,331,289
                                                                  ------------       ------------
                                                                  $ 24,274,818       $ 22,779,793
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
 Accounts payable                                                 $    162,058       $    185,306
 Accrued expenses                                                      506,949            994,166
 Deferred revenue                                                      618,844            387,056
 Current portion of long-term debt                                     179,452            337,171
                                                                  ------------       ------------
     Total current liabilities                                       1,467,303          1,903,699
                                                                  ------------       ------------

 Long-term debt                                                        370,431            672,426
                                                                  ------------       ------------

 Commitments (Notes 7 and 11)

 Stockholders' equity:
       Preferred stock, $.01 par value; authorized--5,000,000
           shares; none issued and outstanding                           -                    -
       Common  stock,  $.01  par  value;   authorized--30,000,000
           shares;  issued  and outstanding--  13,189,559 and
           13,268,256  shares at December 31, 1996 and 1997,
           respectively                                               131,896             132,683
       Additional paid-in capital                                  54,613,512          54,730,773
       Accumulated deficit                                        (32,308,324)        (34,659,788)
                                                                 ------------        ------------
           Total stockholders' equity                              22,437,084          20,203,668
                                                                 ------------        ------------
                                                                 $ 24,274,818        $ 22,779,793
                                                                 ============        ============


                             See Accompanying Notes to Financial Statements



                                              DIACRIN, INC.
                                         Statements of Operations





                                                             Year Ended December 31,
                                               ----------------------------------------------
                                                    1995             1996             1997
                                               ------------     ------------     ------------
REVENUES:
     Research and development                  $     44,832     $  1,143,787     $  4,763,270
     Interest income                                245,648        1,099,828        1,301,477
                                               ------------     ------------     ------------
        Total revenues                              290,480        2,243,615        6,064,747
                                               ------------     ------------     ------------


OPERATING EXPENSES:
     Research and development                     4,478,114        5,766,528        6,862,528
     General and administrative                   1,128,359        1,303,731        1,460,403
     Interest expense                               396,724          158,155           93,280
                                               ------------     ------------     ------------

        Total operating expenses                  6,003,197        7,228,414        8,416,211
                                               ------------     ------------     ------------

NET LOSS                                       $ (5,712,717)    $ (4,984,799)    $ (2,351,464)
                                               ============     ============     ============

NET LOSS PER COMMON SHARE                      $       (.57)    $       (.40)    $       (.18)
                                               ============     ============     ============

SHARES USED IN COMPUTING
     NET LOSS PER COMMON SHARE                   10,053,677       12,500,513       13,235,286
                                               ============     ============     ============






















                                  See Accompanying Notes to Financial Statements

                                  DIACRIN, INC.
                   Statement of Stockholders' Equity (Deficit)

                                                   Convertible Preferred Stock
                                   ----------------------------------------------------------
                                        Series A           Series B             Series C          Common Stock
                                   ----------------------------------------------------------   -----------------
                                    Number     $.01     Number     $.01      Number    $.01      Number    $.01
                                      of        Par       of        Par        of       Par        of       Par
                                    Shares     Value    Shares     Value     Shares    Value     Shares    Value
                                   ------------------------------------------------------------------------------
BALANCE, December 31, 1994         6,484,331  $64,843  2,446,917  $24,469  4,455,000  $44,550    372,149   $3,722

Exercise of stock options                  -        -          -        -          -        -      9,703       97

Net loss                                   -        -          -        -          -        -          -        -
                                   ------------------------------------------------------------------------------
BALANCE, December 31, 1995         6,484,331   64,843  2,446,917   24,469  4,455,000   44,550    381,852    3,819

Proceeds from initial public
offering of units, net of
$2,096,640 financing costs                 -        -          -        -          -        -  2,875,000   28,750

Conversion of notes payable
and accrued interest thereon
into common stock, net of
financing costs                            -        -          -        -          -        -  2,799,999   28,000

Conversion of preferred
stock into common stock           (6,484,331) (64,843)(2,446,917) (24,469)(4,455,000) (44,550) 6,693,121   66,931

Exercise of stock options                  -        -          -        -          -        -     12,146      122

Exercise of private placement
warrants                                   -        -          -        -          -        -    427,441    4,274

Net loss                                   -        -          -        -          -        -         -        -
                                   ------------------------------------------------------------------------------
BALANCE, December 31, 1996                 -        -          -        -          -        - 13,189,559  131,896

Exercise of stock options                  -        -          -        -          -        -     78,697      787

Net loss                                   -        -          -        -          -        -          -        -
                                   ------------------------------------------------------------------------------
BALANCE, December 31, 1997                 -      $ -          -      $ -          -      $ - 13,268,256 $132,683
                                   ==============================================================================

                                                                    Total
                                    Additional                  Stockholders'
                                     Paid-in      Accumulated      Equity
                                     Capital        Deficit       (Deficit)
                                   ---------------------------------------------
BALANCE, December 31, 1994           23,313,132  $(21,610,808)    $1,839,908

 Exercise of stock options                9,174             -          9,271

 Net loss                                          (5,712,717)    (5,712,717)
                                   ---------------------------------------------
BALANCE, December 31, 1995           23,322,306   (27,323,525)    (3,863,538)

 Proceeds from initial public
 offering of units,  net of
 $2,096,640 financing costs          20,874,610             -     20,903,360

 Conversion of notes payable
 and accrued interest thereon
 into common stock, net of
 financing costs                      7,268,308             -      7,296,308

 Conversion of preferred
 stock into common stock                 66,931             -              -

 Exercise of stock options               15,037             -         15,159

 Exercise of private placement
 warrants                             3,066,320             -      3,070,594

 Net loss                                     -    (4,984,799)    (4,984,799)
                                   ---------------------------------------------
BALANCE, December 31, 1996           54,613,512   (32,308,324)    22,437,084

 Exercise of stock options              117,261             -        118,048

 Net loss                                     -    (2,351,464)    (2,351,464)
                                   ---------------------------------------------
BALANCE, December 31, 1997         $ 54,730,773 $ (34,659,788)  $ 20,203,668
                                   =============================================

                 See Accompaning Notes to Financial Statements

                                                     DIACRIN, INC.
                                               Statements of Cash Flows




                                                                        Year Ended December 31,
                                                                1995             1996              1997
                                                            ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $ (5,712,717)    $ (4,984,799)     $ (2,351,464)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
         Depreciation and amortization                           214,506          220,371           277,186
    Changes in current assets and liabilities-
       Interest receivable and other current assets               26,750         (204,100)         (122,649)
       Accounts payable                                         (116,784)         (28,956)           23,248
       Accrued expenses                                          269,905         (241,643)          487,217
       Deferred revenue                                             -             618,844          (231,788)
                                                            ------------     ------------      ------------

         Net cash used in operating activities                (5,318,340)      (4,620,283)       (1,918,250)
                                                            ------------     ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments                  -           (6,255,507)          255,409
    Purchases of property and equipment, net                    (107,988)         (60,794)         (794,440)
    Decrease in note receivable from officer                      37,500              -                 -
    Increase in long-term investments                              -           (9,917,875)         (413,414)
                                                            ------------     ------------      ------------

         Net cash used in investing activities                   (70,488)     (16,234,176)         (952,445)
                                                            ------------     ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock and warrants            9,271       23,989,113           118,048
    Proceeds from term loan                                          -                -             650,000
    Principal payments on long-term debt                        (173,880)        (156,448)         (190,286)
    Proceeds from sale leaseback of equipment                    226,895              -                 -
    Proceeds from sale of 7.5% convertible notes               7,000,000              -                 -
    (Increase) decrease in deferred financing costs             (310,831)         215,684               -
                                                            ------------     ------------      ------------

         Net cash provided by financing activities             6,751,455       24,048,349           577,762
                                                            ------------     ------------      ------------


NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS          1,362,627        3,193,890        (2,292,933)

CASH AND CASH EQUIVALENTS, beginning of year                   2,752,193        4,114,820         7,308,710
                                                            ------------     ------------      ------------

CASH AND CASH EQUIVALENTS, end of year                      $  4,114,820     $  7,308,710      $  5,015,777
                                                            ============     ============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Equipment acquired under capital lease obligations      $    226,895     $        -        $        -
                                                            ============     ============      ============
    Conversion of notes and accrued interest
         into common stock, net of financing costs          $        -       $  7,296,308      $        -
                                                            ============     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                         $     82,987     $     90,885      $     71,943
                                                            ============     ============      ============

                                    See Accompanying Notes to Financial Statements


                                  DIACRIN, INC.
                          Notes to Financial Statements



(1)      Operations and Basis of Presentation

Diacrin, Inc. (the "Company") was incorporated on October 10, 1989 and is developing transplantable cells for the treatment of human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent.

(2)      Summary of Significant Accounting Policies

     (a)      Principles of Consolidation

The accompanying statements of operations and cash flows for the years ended December 31, 1995 and 1996 include the accounts of the Company and its wholly-owned subsidiary, Diacrin Securities Corporation. All material intercompany accounts and transactions were eliminated in consolidation. This subsidiary was dissolved on June 13, 1996.

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

     (c)      Research and Development

Collaborative revenue under the joint venture agreement with Genzyme Corporation (see Note 4) and revenues from research grants are recognized as work is performed and costs are incurred. Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

     (d)      Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." At December 31, 1997, the Company has a net operating loss carryforward for federal income tax purposes of approximately $33,212,000. The difference from losses reported for financial reporting purposes relates primarily to expenses reflected in the financial statements not yet deductible for tax purposes. The net operating loss carryforwards expire commencing in the year 2005 and are subject to review and possible adjustment by the Internal Revenue Service. Net operating loss and tax credit carryforwards may be limited in the event of certain changes in the ownership interests of significant shareholders. The Company believes issuance of the convertible notes payable in May 1995, as well as the initial public offering in February 1996, caused a change in ownership, as defined by the Tax Reform Act of 1986. The Company does not believe that such ownership changes will significantly impact the Company's ability to utilize the net operating loss and tax credit carryforwards as of the date of such ownership changes. Ownership changes in future periods may limit the Company's ability to utilize net operating loss and tax credit carryforwards.

                                  DIACRIN, INC.
                    Notes to Financial Statements (continued)




The components of the net deferred tax assets are approximately as follows:

                                      1996                1997
                                      ----                ----
Loss carryforwards               $ 12,099,000        $ 13,285,000
Start-up costs                        484,000             242,000
Credit carryforwards                1,896,000           2,569,000
Other temporary differences             7,000               4,000
                                 ------------        ------------
Total deferred tax assets          14,486,000          16,100,000
Less - valuation allowance        (14,486,000)        (16,100,000)
                                 ------------        ------------
Net deferred tax asset           $        -          $        -
                                 ============        ============

A valuation allowance has been provided as it is uncertain if the Company will realize the deferred tax assets. The change in the total valuation allowance during the year ended December 31, 1997 was an increase of approximately $1,614,000 and relates to the increase in the deferred tax asset as a result of the net operating loss and tax credits generated during 1997.

     (e)      Net Loss per Common Share

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". The adoption of SFAS No. 128 did not have a material effect on the Company's reported net loss per common share. Net loss per common share is based on the weighted average number of common shares outstanding. For the years ended December 31, 1995 and 1996, the weighted average number of common shares outstanding assumed the automatic conversion of all outstanding shares of Series A, B and C convertible preferred stock into 6,693,121 shares of common stock and the automatic conversion of the outstanding $7,000,000 convertible notes payable into 2,799,999 shares of common stock, both of which occurred upon the closing of the Company's initial public offering. Common stock issued after December 1, 1994 and common stock issuable pursuant to stock options or warrants granted after December 1, 1994 have been reflected as outstanding for the 1995 period and for the period from January 1, 1996 through the effective date of the Company's initial public offering using the treasury stock method, as required by the Securities and Exchange Commission. Other shares of stock issuable pursuant to stock options and warrants have not been included as their effect would be antidilutive.

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

(3)      Initial Public Offering

On February 12, 1996, the Company completed an initial public offering of 2,500,000 units, each unit consisting of one share of common stock and one redeemable warrant to purchase one share of common stock for $16.00 per share, for net proceeds of approximately $18.2 million. In addition, all outstanding shares of Series A, B and C convertible preferred stock were automatically
                                      F-7
converted into an aggregate of 6,693,121 shares of common stock and the outstanding $7,000,000 of convertible notes payable were automatically converted into an aggregate of 2,799,999 shares of common stock upon the closing of the initial public offering. On March 7, 1996, the underwriters of the offering exercised their over-allotment option to purchase an additional 375,000 units, resulting in additional net proceeds of approximately $2.8 million to the Company. On August 12, 1996, the common stock and warrants underlying the units began to trade separately.

(4)      Joint Venture Agreement

In September 1996, the Company and Genzyme Corporation ("Genzyme") formed a joint venture to develop and commercialize the Company's NeuroCell(TM)-PD and NeuroCell(TM)-HD products for transplantation into people with advanced Parkinson's disease and Huntington's disease, respectively. Under the terms of the agreement, which was effective October 1, 1996, Genzyme agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the two products. All costs incurred in excess of $50 million will be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties.

During the year ended December 31, 1996, the Company received $1,662,631 under the agreement, of which $1,043,787 was recognized as revenue and $618,844 was deferred until the work was performed in 1997. During the year ended December 31, 1997, the Company received $4,557,252 under the agreement and $4,763,270 was recognized as revenue. In addition, $25,770 of capital equipment was acquired on behalf of the joint venture for which the Company was reimbursed. At December 31, 1997, $387,056 of total amounts received was deferred until the work is performed.

(5)      Cash Equivalents and Investments

The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1996 and 1997 consisted of the following:

                                                       1996         1997
                                                   -----------  -----------
Cash and cash equivalents-
    Cash                                           $       421  $       381
    Money market mutual fund                         1,898,920    2,513,759
    Commercial paper                                 2,292,335    2,501,637
    Corporate notes                                  3,117,034          -
                                                   -----------  -----------
                                                   $ 7,308,710  $ 5,015,777
                                                   ===========  ===========

Short-term investments-
    Commercial paper (avg. maturity of 4 months)   $   984,710  $       -
    Corporate notes (avg. maturity of 8 and
     12 months, respectively)                        5,270,797    3,000,429
    Certificate of deposit (maturity of 12 months)         -        999,669
    US government agency obligation (maturity
     of 12 months)                                         -      2,000,000
                                                   -----------  -----------
                                                   $ 6,255,507  $ 6,000,098
                                                   ===========  ===========
Long-term investments-
    Corporate notes (avg. maturity of 14 months)   $ 9,917,875  $10,331,289
                                                   ===========  ===========

(6)     Accrued Expenses

Accrued expenses consisted of the following at December 31, 1996 and 1997:

                                           1996              1997
                                           ----              ----

     Accrued clinical trials costs      $   177,052     $   466,268
     Accrued professional fees              118,445         129,625
     Accrued payroll                          5,383         159,214
     Accrued other                          206,069         239,059
                                        -----------     -----------

           Total                        $   506,949     $   994,166
                                        ===========     ===========

(7)      Long-term Debt and Obligations Under Capital Leases

     (a)      Term Loan

In November 1997, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $650,000 to construct a pilot manufacturing facility. Interest accrues at the Prime Rate (8.5% at December 31, 1997) plus one-half of one percent and is payable monthly in arrears. The loan is payable in sixty principal installments of $10,833 commencing December 1, 1997 and may be prepaid without penalty. The Company is required to maintain certain covenants, including certain financial ratios and unencumbered cash balances of not less than $1 million. As of December 31, 1997, the Company was in compliance with all covenants.

     (b)      Capital Leases

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

The future minimum payments under all capital lease agreements as of December 31, 1997 are as follows:

                                      1998                  $   247,333
                                      1999                      173,332
                                                            -----------

Total minimum lease payments                                    420,665
Less-Amount representing interest                                50,235
                                                            -----------
Present value of minimum lease payments                         370,430
Less-Current obligation under capital lease                     207,171
                                                            -----------
                                                            $   163,259
                                                            ===========



(8)      Convertible Notes Payable

On May 31, 1995, the Company completed the sale of $7,000,000 of convertible notes. Upon completion of the Company's initial public offering discussed in
Note 3, the outstanding principal amount of convertible notes automatically converted into an aggregate of 2,799,999 shares of the Company's common stock.

(9)      Stockholders' Equity (Deficit)

     (a)      Reverse Stock Split and Amendment to Charter

On January 25, 1996, the Company's stockholders approved a 1-for-2 reverse stock split of the common stock. In connection with the approved reverse stock split, the Company filed a Certificate of Amendment to the Company's Certificate of Incorporation. Accordingly, all share and per share amounts of common stock for all periods before the reverse stock split have been retroactively adjusted to reflect the reverse stock split.

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

As of December 31, 1997, the Company has an authorized class of undesignated preferred stock consisting of 5,000,000 shares. The Company's Board of Directors is authorized, subject to any limitations prescribed by law and without further stockholder approval, to issue from time to time up to 5,000,000 shares of preferred stock in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and rights or privileges as shall be determined by the Board of Directors.

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

In December 1994, the Company issued a warrant for the purchase of common stock in connection with a master lease agreement as discussed in Note 7(b). The warrant is exercisable for 12,474 shares of common stock at an exercise price of $7.92 per share. The warrant expires in December 1999.

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

(10)     Common Stock Options

The Company has adopted the 1990 Stock Option Plan (the "1990 Plan") under which the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and stock appreciation rights to employees, directors and consultants of the Company for up to 800,000 shares of the Company's common stock. All options granted have 10-year terms, and the majority vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 1997, there were options to purchase 58,295 shares of common stock available for future grant under the 1990 Plan.

In December 1993, the Company granted non-qualified options, not included in the 1990 Plan, to purchase 214,105 shares of common stock at a price of $2.50 per share and 57,500 shares of common stock at a price of $4.00 per share to certain advisors to the Company. These options have 10-year terms and were fully vested upon the date of grant. In June 1994, the Company granted non-qualified options, not included in the 1990 Plan, to purchase 45,000 shares of common stock at a price of $8.50 per share to certain advisors to the Company. In April 1996, the Company granted non-qualified options, not included in the 1990 Plan, to purchase 25,000 shares of common stock at a price of $9.50 per share to an executive of the Company as an inducement to his employment. The options granted in 1994 and 1996 have 10-year terms and vest in equal annual installments of 25% over four years of continued service from the date of grant.

In July 1994, the stockholders approved the 1994 Directors' Stock Option Plan (the "Director Plan") which automatically grants an option to each eligible outside director of the Company for the purchase of 7,500 shares of common stock at an exercise price of the then fair market value. Each option granted under the Director Plan has a 10-year term and may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter. In December 1996, the Board of Directors amended the Director Plan to automatically grant 15,000 options to each new eligible outside director. The Company has reserved 30,000 shares for issuance under this plan. As of December 31, 1997, there were 28,125 options outstanding under the Director Plan at a weighted average exercise price of $10.38 per share. As of December 31, 1997, there were no options available for grant under the Director Plan.

In June 1997, the stockholders approved the 1997 Stock Option Plan (the "1997 Plan") under which the Board of Directors is authorized to grant incentive stock options and non-qualified stock options to employees, directors and consultants of the Company for up to 1,200,000 shares of the Company's common stock. All options granted have 10-year terms, and vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 1997, options to purchase 1,058,500 shares of common stock were available for future grant under the 1997 Plan.

The  following  table  summarizes   incentive  and  non-qualified  stock  option
activity, exclusive of the warrants discussed in Note 9(c):


                                     Number of               Weighted average
                                      options                 exercise price

Balance, December 31, 1994            758,158                     $ 1.90
      Options granted                 153,000                       1.50
      Options exercised                (9,703)                       .96
      Options canceled               (107,125)                      1.41
                                 ------------

Balance, December 31, 1995            794,330                       1.90
      Options granted                 208,000                       9.11
      Options exercised               (12,146)                      1.25
      Options canceled                (15,689)                      1.85
                                 ------------

Balance, December 31, 1996            974,495                       3.44
      Options granted                 209,250                      11.01
      Options exercised               (78,697)                      1.50
      Options canceled                (78,250)                      9.33
                                 ------------

Balance, December 31, 1997          1,026,798                       4.69
                                 ============

Exercisable, December 31, 1997        672,220                       2.77
                                 ============

All options have been granted at the fair market value of the Company's common stock on the date of grant.

The following table summarizes certain information about options outstanding and exercisable at December 31, 1997:


                                                Options outstanding
---------------------------------------------------------------------------------------------------------------------

                                                                  Weighted average
 Range of exercise prices        Number outstanding at          remaining contractual      Weighted average exercise
                                   December 31, 1997                    life                         price
---------------------------    --------------------------      -----------------------    ---------------------------
       $.02 to $2.50                      685,548                        6.2                        $ 1.95
      $7.50 to $12.00                     341,250                        9.3                        $10.22
                               --------------------------

      Total                             1,026,798
                               ==========================






                                         Options exercisable
------------------------------------------------------------------------------------------------------

                                           Number exercisable                 Weighted average
    Range of exercise prices              at December 31, 1997                 exercise price
---------------------------------     -----------------------------     ------------------------------
         $.02 to $2.50                           603,845                            $ 2.00
        $7.50 to $12.00                           68,375                            $ 9.58
                                      -----------------------------

       Total                                     672,220
                                      =============================



In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and elected the disclosure-only alternative under SFAS No. 123.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair-value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 6.5%, 6.5% and 5.5%; dividend yield of 0% for all years; volatility factor of the expected market price of the Company's common stock of 70% for all years; and a weighted-average expected life of the options of 7.5 years for all years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The aggregate fair value of options granted in 1995, 1996 and 1997 was approximately $170,000 , $1,400,000 and $1,689,000 respectively. The Company's pro forma information follows:

                                        1995          1996           1997
                                        ----          ----           ----
Net loss              As reported   $(5,712,717)  $(4,984,799)   $(2,351,464)
                      Pro forma      (5,712,717)   (5,071,094)    (2,833,712)

Net loss per share:   As reported          (.57)         (.40)          (.18)
                      Pro forma            (.57)         (.41)          (.21)

(11)    Facility Lease

During 1991, the Company entered into a ten-year operating lease for a facility. Minimum rental payments under the lease are as follows:

                                          Rental
                                        Commitment

               1998                  $    710,000
               1999                       710,000
               2000                       710,000
               2001                       533,000
                                     ------------

                                     $  2,663,000
                                     ============

Total rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately $639,000, $700,000 and $761,000, respectively. The amounts for the 1995 and 1996 periods are net of sublease revenue received from subtenants of $133,000 and $58,000, respectively.