Form 10-K/A
period 1997-12-31
DIACRIN INC /DE/
filed 1998-04-22
CIK 887137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K/A

                               AMENDMENT NO. 1 TO

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

Item 1.  Business
-----------------

         Diacrin is developing transplantable cells for the treatment of human diseases which are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Products under development for the treatment of neurological disorders include:
NeuroCell(TM)-PD for Parkinson's disease and NeuroCell(TM)-HD for Huntington's disease, both of which are being developed in a joint venture with Genzyme Corporation ("Genzyme"), NeuroCell(TM)-FE for focal epilepsy, porcine neural cells for stroke and intractable pain and spinal cord cells for spinal cord injury. Also under development are hepatocytes for alcoholic hepatitis and cirrhosis, myoblasts for cardiac disease and retinal epithelial cells for macular degeneration.

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

         In addition to NeuroCell(TM)-PD, NeuroCell(TM)-HD and NeuroCell(TM)-FE, Diacrin has seven other products in various stages of preclinical development:
(i) porcine hepatocytes for alcoholic hepatitis; (ii) human hepatocytes for cirrhosis; (iii) human myoblasts for cardiac disease; (iv) neural cells for stroke; (v) neural cells for intractable pain; (vi) spinal cord cells for spinal cord injury and (vii) retinal epithelial cells for macular degeneration.

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

Product Development Programs

         Diacrin is focusing its research and development activities on the production and transplantation of cells for use in the treatment of human diseases characterized by cell dysfunction or cell death. The Company is developing products to address important medical needs which represent a broad-based application of Diacrin's technologies for cell production and transplantation. The following table illustrates Diacrin's product development programs in cell transplantation and each product's stage of development:



                                                 Diacrin Product Development Programs

------------------------------------------------------------------------------------------------------------------------
                                                                                U.S. Targeted Patient
Product Candidate      Disease Indication     Defect                            Population                Development Stage
------------------------------------------------------------------------------------------------------------------------
NeuroCell(TM)-PD *     Parkinson's disease    Death of dopaminergic             115,000 - 155,000         Phase 2
                                              neurons in specific
                                              brain regions
------------------------------------------------------------------------------------------------------------------------
NeuroCell(TM)-HD *     Huntington's disease   Death of GABAergic                25,000                    Phase 1 accrual
                                              neurons in specific                                         completed
                                              brain regions
------------------------------------------------------------------------------------------------------------------------
NeuroCell(TM)-FE       Focal epilepsy         Inappropriate neuronal            200,000                   Phase 1
                                              firing
------------------------------------------------------------------------------------------------------------------------
Porcine LGE cells      Stroke                 Ischemic death of                 160,000                   Preclinical
                                              neurons
------------------------------------------------------------------------------------------------------------------------
Porcine LGE cells      Chronic intractable    Impaired inhibitory               2,000,000                 Preclinical
                       pain                   neurotransmission
------------------------------------------------------------------------------------------------------------------------
Porcine spinal cord    Spinal cord injury     Traumatic loss of                 200,000                   Preclinical
cells                                         spinal cord function
------------------------------------------------------------------------------------------------------------------------
Porcine hepatocytes    Alcoholic hepatitis    Hepatocyte death                  45,000                    IND Filed
------------------------------------------------------------------------------------------------------------------------
Human hepatocytes      Cirrhosis              Loss of liver function            1,100,000                 Preclinical
------------------------------------------------------------------------------------------------------------------------
Human myoblasts        Cardiac disease        Diseased or damaged               200,000                   Preclinical
                                              myocardium
------------------------------------------------------------------------------------------------------------------------
Porcine retinal        Macular degeneration   Loss of central vision            1,400,000                 Preclinical
epithelial cells
------------------------------------------------------------------------------------------------------------------------
*  Being developed by Diacrin / Genzyme LLC.

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

         Because focal epilepsy is characterized by excessive electrical activity in a localized area and the spread of this activity through the brain, Diacrin's approach to therapy is to apply its proprietary technology to the production and transplantation of NeuroCell(TM)-FE in order to exert an inhibitory effect on the hyperexcitable brain region. The source of inhibitory neurons being evaluated for NeuroCell(TM)-FE is the lateral ganglionic eminence ("LGE") within the fetal porcine striatum. Diacrin has demonstrated survival and safety of transplanted NeuroCell(TM)-FE in a preclinical animal model when transplanted into the hippocampus.

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

         The Company believes disabled patients who have survived thrombolytic stroke may benefit from porcine fetal neural cell transplantation for the repair of the damaged neuronal circuitry caused by stroke. Several animal studies conducted by others utilizing allografts have demonstrated the feasibility of repairing and restoring function to the stroke damaged brain. The Company has initiated studies in a well-defined animal model of stroke to determine whether fetal porcine neural cells derived from the LGE will engraft and repair the damage, leading to improved mobility and function. This cell population is expected to be most useful in treating striatal and cortical thrombolytic strokes, which occur at a rate of over 160,000 annually in the U.S. Assuming successful completion of these animal studies, the Company plans to seek FDA clearance to initiate human clinical trials.

Porcine Neural Cells for Chronic Intractable Pain

         Chronic pain can be caused by neuropathologic processes in tissues and organs, or by prolonged dysfunction of peripheral or central nervous system pathways. Peripheral neuropathies including diabetic neuropathy, cervical radiculopathy, neuralgic amyotrophy, HIV neuropathy and post herpetic neuralgia can result in persistent intractable pain. It is estimated that 400,000 individuals suffer from unrelieved chronic pain as a result of these peripheral neuropathies in the United States. Moreover, intractable chronic pain is a common component of many end-stage disease syndromes. Pain affects most patients with malignant disease and the prevalence of severe pain in cancer patients increases as the disease progresses to the advanced stages. There are an estimated 1.6 million cancer patients that experience chronic intractable pain in the United States.

         The severity of pain can be debilitating and significantly interfere with an individual's productivity and quality of life. Existing therapies for chronic pain are often inadequate and characterized by the tendency to become ineffective with time. Potent opiates are part of analgesic regimens, however, dose-limiting side effects, tolerance and potential for dependence limit their widespread use.

         The persistence of pain following damage to or prolonged dysfunction of the nervous system involves a cascade of pathological neurochemical events that lead to abnormal sensory hyperexcitability and excitotoxicity. The altered spinal neurochemical environment results in an impairment of neural inhibitory function. Specifically, inhibitory GABAergic interneurons are susceptible to excessive excitatory amino acid release.

         Diacrin's therapeutic approach for the management of chronic pathological pain is to inhibit the hyperexcitability cascade by transplanting fetal neural GABA-releasing cells in the spinal dorsal horn (the section of the spine mediating pain perception). By using this approach, alleviation of chronic pain may be achieved by repopulating inhibitory interneurons to recover appropriate neurotransmission in the spinal cord. Preclinical studies are in progress to evaluate the safety and survival of fetal porcine LGE (GABA-releasing) cells transplanted into the dorsal horn of the spinal cord of an animal model. Assuming the successful completion of these animal studies, the Company plans to seek FDA clearance to initiate human clinical trials.

Porcine Spinal Cord Cells for Spinal Cord Injury

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

Porcine Hepatocytes for Alcoholic Hepatitis

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

         There is currently no established treatment for alcoholic hepatitis. Multiple treatments have been proposed including dietary supplementation and the use of high dose steroids but efficacy has not been demonstrated. Liver transplantation is an effective treatment, but a minimum period of 6 months of abstinence is required before a patient can be considered a transplant candidate.

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

         Diacrin has submitted an IND application to the FDA for a Phase 1 clinical trial to test transplantation of porcine hepatocytes for the treatment of alcoholic hepatitis. All patients in this planned trial will have been diagnosed with alcoholic hepatitis on admission to the hospital and will have received best medical care for at least 7 days without significant improvement. The patients selected for this trial, which is planned to commence at Boston University Medical Center in the first half of 1998, will have failed all other available medical therapy. This subgroup of patients would have an expected in-hospital mortality of approximately 70% and is thus an appropriate group for the evaluation of liver function after hepatocyte transplantation. Porcine hepatocytes will be infused into the spleen of these patients by interventional radiology, thus avoiding a surgical procedure for these critically ill patients. In addition to the high level of quality control that can be maintained over the production of porcine hepatocytes, these cells also have the advantage of being resistant to infection by human hepatitis B and C viruses. Since many of the patients enrolled in this study are likely to carry these viruses, the Company believes the resistance of the porcine cells to infection may prevent infection of the transplanted hepatocytes providing a further advantage over human liver transplantation in which hepatitis B and C reinfect donor livers.

Human Hepatocytes for Cirrhosis

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

         The only known therapy for advanced cirrhosis is liver transplantation. However, the United Network of Organ Sharing has documented a national lack of donor livers for transplantation, resulting in a waiting period of over 2 years for the average patient requiring liver transplantation. Recently, artificial extra-corporeal liver assist devices ("ELAD") using porcine hepatocytes or human hepatoma cell lines attached to a dialysis cartridge have been used in an attempt to treat liver failure in advanced cirrhosis. Studies to date suggest that ELAD may improve some biochemical parameters such as ammonia levels but the devices have not resulted in increased survival. Allogeneic human hepatocyte transplantation has also been used in both acute and chronic liver failure. Both transplantation into the liver via the portal vein and ectopic transplantation into the spleen have been used in these studies. In pilot studies by others, liver and splenic hepatocyte transplantation has been shown to be both safe and potentially effective in humans as a bridge to orthotopic transplantation. Immunosuppression is required in all patients receiving allogeneic human hepatocyte transplantation.

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

Human Myoblasts for Cardiac Disease

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

         The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases where fewer than 200,000 persons in the United States would be likely to receive the treatment. A drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. Orphan drug designation can be terminated by the FDA for a number of reasons, including if the manufacturer of the orphan drug product cannot provide an adequate supply of the product. Furthermore, a drug that is considered by the FDA to be different than a particular orphan drug is not barred from sale in the United States during such seven-year exclusive marketing period. Legislation has previously been introduced in Congress to limit the marketing exclusivity provided for certain orphan drugs. Although the outcome of that legislation, if reintroduced, is uncertain, there remains a possibility that future legislation will limit the incentives currently afforded to the developers of orphan drugs.

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

Item 3.  Legal Proceedings
--------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1997.

                      Executive Officers of the Registrant

         The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company as of March 31, 1998:

Name                                                  Age      Position
Thomas H. Fraser, Ph.D. (1)                           50       President and Chief Executive Officer; Director

E. Michael Egan                                       45       Senior Vice President, Corporate Development

Mark J. Fitzpatrick                                   35       Vice President of Finance and Administration;
                                                               Chief Financial Officer and Treasurer

Albert S. B. Edge, Ph.D.                              45       Senior Director of Molecular and Cellular
                                                               Biology

Jonathan H. Dinsmore, Ph.D.                           36       Director of Cell Transplantation Research

Roger J. Gay, Ph.D.                                   44       Director of Process Development

Abdellah Sentissi, Ph.D.                              48       Director of Quality Control and Quality
                                                               Assurance

Zola P. Horovitz, Ph.D. (1)                           63       Director

John W. Littlechild (2)                               46       Director

Stelios Papadopoulos, Ph.D. (1) (2)                   49       Director

Joshua Ruch                                           48       Director

Henri A. Termeer (2)                                  52       Director

Christopher T. Walsh, Ph.D.                           54       Director

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

     John W. Littlechild has been a Director of the Company since April 1992. Mr. Littlechild is a general partner of HealthCare Partners II, L.P. ("HCPII"), HealthCare Partners III, L.P. ("HCPIII") and HealthCare Partners IV, L.P.
("HCPIV"), the general partner, respectively, of HealthCare Ventures II, L.P. ("HCVII"), HealthCare Ventures III, L.P. ("HCVIII") and HealthCare Ventures IV, L.P. ("HCVIV"), and a Vice Chairman of HealthCare Ventures LLC ("HCV"), a venture management company that, among other things, provides management services to HCVII, HCVIII and HCVIV. HCVII, HCVIII and HCVIV are principal stockholders of the Company. From 1984 to 1991, Mr. Littlechild was a Senior Vice President of Advent International Corporation, a venture capital company ("Advent") in Boston and London. Prior to working at Advent in Boston, Mr. Littlechild was involved in establishing Advent in the United Kingdom. From 1980 to 1982, Mr. Littlechild served as Assistant Vice President for Citicorp Venture Corporation, a venture capital company, in London, prior to which he worked with ICI Ltd., an agro-chemical company, and Rank Xerox, an office equipment company, in marketing and financial management. He holds a B.Sc. from the University of Manchester and an MBA from Manchester Business School. Mr. Littlechild serves on the boards of directors of various health care and biotechnology companies, including Orthofix International N.V., a medical devices company, and LeukoSite, Inc. and Virus Research Institute, Inc., biotechnology companies.

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

     Joshua Ruch has been a Director of the Company since March 1998. He is the Chairman and Chief Executive Officer of Rho Management Company, Inc., which he co-founded in 1981. Rho is an international investment management firm which manages the capital of a number of very high net worth individuals. Prior to founding Rho, Mr. Ruch was employed in investment banking at Salomon Brothers and Bache Halsey Stuart, Inc. in New York City. Mr. Ruch received a B.Sc. degree in electrical engineering from the Israel Institute of Technology (Technion) and an M.B.A. from the Harvard Business School.

         Henri A. Termeer has been a Director of the Company since December 1996. He has served as President and a Director of Genzyme since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. For ten years prior to joining Genzyme, Mr. Termeer held various management positions at Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer also serves on the boards of directors of Abiomed, Inc., AutoImmune Inc., GelTex Pharmaceuticals Inc., Genzyme Transgenics Corporation, all biotechnology companies and is a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

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

                                             Member
Name                                         Since         Position
Hugh Auchincloss, Jr., M.D.                  1992          Associate Professor of Surgery, Harvard
                                                           Medical School; Director, Pancreas
                                                           Transplantation and Associate Visiting
                                                           Surgeon, Massachusetts General Hospital

Jay A. Berzofsky, M.D., Ph.D.                1992          Chief, Molecular Immunogenetics and Vaccine
                                                           Research Section, Metabolism Branch, NCI

Robert H. Brown, Jr., M.D., D.Phil.          1992          Director of Cecil B. Day Laboratory for
                                                           Muscular Research, Associate in Neurology,
                                                           Massachusetts General Hospital; Associate
                                                           Professor of Neurology, Harvard Medical School

Laurie H. Glimcher, M.D.                     1993          Professor of Immunology, Department of Cancer
                                                           Biology, Harvard School of Public Health and
                                                           Professor of Medicine, Harvard Medical School

Ronald D. McKay, Ph.D.                       1998          Chief, Laboratory of Molecular Biology,
                                                           National Institute of Neurological Disorders
                                                           and Stroke, National Institute of Health

David H. Sachs, M.D.                         1990          Director, Transplantation Biology Research
                                                           Center, Massachusetts General Hospital; Paul
                                                           S. Russell/Warner-Lambert Professor of
                                                           Surgery (Immunology), Harvard Medical School

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

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

         Units

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

         Common Stock:

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

         Warrants

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


                                                          Year Ended December 31,
                                    -----------------------------------------------------------------------
                                       1993          1994          1995           1996          1997
                                       ----          ----          ----           ----          ----
Statement of Operations Data:                 (in thousands, except share and per share data)
REVENUES:
 Research and development            $            $      152   $       45   $    1,144    $    4,763
 Interest income                            371          203          245        1,100         1,302
                                     ----------   ----------   ----------   ----------    ----------

    Total revenues                          371          355          290        2,244         6,065
                                     ----------   ----------   ----------   ----------    ----------

OPERATING EXPENSES:
 Research and development                 5,883        4,912        4,478        5,767         6,863
 General and administrative               1,041        1,281        1,128        1,304         1,460
 Interest expense                            15           12          397          158            93
                                     ----------   ----------   ----------   ----------    ----------

    Total operating expenses              6,939        6,205        6,003        7,229         8,416
                                     ----------   ----------   ----------   ----------    ----------

    Net loss                          $  (6,568)  $   (5,850)  $   (5,713)  $   (4,985)   $   (2,351)
                                     ==========   ==========   ==========   ==========    ==========

Net loss per common share:

         Basic                                    $   (16.15)  $   (15.07)  $    (.44)    $    (.18)
                                                  ==========   ==========   =========     =========

         Pro Forma                                $     (.83)  $     (.66)  $    (.40)
                                                  ==========   ==========   =========

Weighted average shares
outstanding(1):

         Basic                                       362,161      379,131   11,389,823   13,235,286
                                                   =========    =========   ==========   ==========

         Pro Forma                                 7,055,282    8,721,567   12,479,198
                                                   =========    =========   ==========


                                                                     December 31,
                                    -----------------------------------------------------------------------
Balance Sheet Data:                        1993          1994          1995          1996          1997
Cash, cash equivalents
and investments                          $ 8,204       $ 2,752     $   4,115      $ 23,482      $ 21,347
Working capital                            7,285         1,603         2,753        12,413         9,551
Total assets                               9,023         3,658         5,160        24,275        22,780
Long-term debt                               303           493         7,550           370           672
Stockholders' equity (deficit)             7,687         1,840       (3,864)        22,437         20,204


---------------------------------------
(1)   Computed as described in Note 2 (e)  of Notes to Financial Statements.



Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Overview

     Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, since October 1, 1996, the Company has received funding from the Joint Venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in increasing operating losses for at least the next several years. At December 31, 1997, the Company had an accumulated deficit of $34.7 million.

                  In September 1996, the Company and Genzyme formed The Joint Venture to develop and commercialize NeuroCell(TM)-PD and NeuroCell(TM)-HD. The Joint Venture is governed by a six-member Steering Committee comprised of Dr. Fraser and Messrs. Egan and Fitzpatrick, executive officers of the Company, and three employees of Genzyme. The Steering Committee meets regularly and makes all of the decisions with respect to the Joint Venture's work plans and budgets. The Steering Committee has appointed a program manager from each organization to execute the agreed upon product development work plans.

                  For 1996 and 1997, the Company expensed all research and development costs related to the Joint Venture Products incurred by it on behalf of the Joint Venture and recognized an equal amount of research and development revenue due to the fact that costs incurred were funded by the Joint Venture exclusively out of contributions made to it by Genzyme. Through December 31, 1997, Genzyme made 100% of the total cash contributions to the Joint Venture. Beginning in the first quarter of 1998, the Company will be required to begin making cash contributions to the Joint Venture equal to 25% of the Joint Venture's funding requirements. To the extent the Company's contributed funds are used to fund expenses incurred by Genzyme on behalf of The Joint Venture, the Company will recognize an expense in its statement of operations captioned "equity in operations of the Joint Venture." Furthermore, to the extent the Company's contributed funds are used to fund expenses incurred by the Company on behalf of the Joint Venture, the Company will reduce the research and development revenue recognized by it from the Joint Venture by an amount equal to the Company-funded portion of such expenses.

Results of Operations

Year Ended December 31, 1997 Versus Year Ended December 31, 1996

                  Research and development revenues were approximately $4.8 million for the year ended December 31, 1997 and were comprised entirely of revenue from the Joint Venture. Research and development revenues of $1.1 million for the year ended December 31, 1996 were comprised of $1.0 million in revenue received from the Joint Venture and $100,000 received under a research grant.

         Interest income was $1.3 million for the year ended December 31, 1997 versus $1.1 million for the year ended December 31, 1996. The 18% increase was primarily due to additional interest income realized on higher cash balances available for investment.

         Research and development expenses were $6.9 million for the year ended December 31, 1997 versus $5.8 million for the year ended December 31, 1996. Almost half of the 19% increase in research and development expenses was due to increases in staffing. The increase in staffing was primarily due to additional clinical affairs personnel necessary to support the clinical trials of the Joint Venture Products and, to a lesser extent, to additional quality control/assurance personnel necessary to support expanded clinical production facilities completed during 1997. Research personnel was also increased to expand the Company's preclinical research program efforts. A smaller portion of the increase in research and development expenses between years was due to costs incurred in 1997 in the validation and operation of clinical production facilities completed during 1997. In addition, the Company expensed approximately $230,000 during 1997 for the development and conduct of PERV tests.

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

         Research and development expenses were $5.8 million for the year ended December 31, 1996 versus $4.5 million for the year ended December 31, 1995. Approximately two thirds of the 29% increase in research and development expenses was due to an increase in the external costs of conducting Phase 1 human clinical trials of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product candidates. To a lesser extent, the increase in research and development expenses between years was due to additional quality control and clinical affairs staffing necessary to support these trials.

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

Liquidity and Capital Resources

         The Company has financed its activities primarily with the net proceeds from private sales of preferred stock, which in the aggregate have totaled approximately $22.6 million; with the issuance of $7.0 million of convertible notes payable; with the net proceeds of $20.9 million from the Company's initial public offering; with the net proceeds of approximately $3.1 million from the exercise of warrants originally issued in 1991 in connection with a private sale of preferred stock; with the net proceeds of approximately $9.45 million from the Company's private placement of common stock completed in February 1998; and with the interest earned thereon. In addition, the Company has recorded approximately $5.8 million of revenue from the Joint Venture since it commenced on October 1, 1996. At December 31, 1997, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $21.3 million.

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

         The Company believes that its existing funds, together with expected future funding under the Joint Venture agreement with Genzyme, will be sufficient to fund its operating expenses and capital requirements as currently planned through at least mid-2000. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, any termination of the Joint Venture, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors.

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

         The Company is in the process of completing its assessment of Year 2000 issues and their potential impact on its information systems and computer technologies. Based on its assessment to date, expenses related to Year 2000 issues are expected to be immaterial. Year 2000 issues are not expected to have a significant impact on the Company's ongoing results of operations.

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

Item 8. Financial Statements
----------------------------

     All financial statements required to be filed hereunder are filed as an exhibit hereto, are listed under item 14(a)(1) and are incorporated herein by reference.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure
----------------------------------------------------------------------------

                  There have been no disagreements on accounting and financial disclosure matters.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         A.       Directors

         Information regarding directors of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading, "Executive Officers of the Registrant."

         B.       Executive Officers of the Company

         Information regarding executive officers of the Company is furnished in
Part I of this Annual Report on Form 10-K under the heading, "Executive Officers of the Registrant."

         C.       Section 16(a) Benefical Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required to furnish the Company with copies of all Section 16(a) forms that they file.

         To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners with respect to the fiscal year ended December 31, 1997 were complied with.

Item 11. Executive Compensation

         A.       Summary Compensation Table

The following table sets forth certain information with respect to the annual and long-term compensation for each of the last three fiscal years of the Company's Chief Executive Officer and the three other persons who served as executive officers of the Company during 1997 (the "Named Officers"):



                                             Annual Compensation             Long-Term Compensation (1)
                                                                                        Awards

                                           -----------------------            ------------------------
            Name and                                                            Securities Underlying
       Principal Position        Year     Salary($)(2)      Bonus($)(3)            Options/SARS(#)
  Thomas H. Fraser               1997    $   240,000       $   45,000                     50,000(4)
     President and Chief         1996        230,400           55,000                          -
     Executive Officer           1995        220,500           50,000                     25,000

  E. Michael Egan                1997        170,000           30,000                     20,000
     Senior Vice President       1996        150,000           36,000                     20,000
     of Corporate Development    1995        140,000           28,000                     30,000

  Mark J. Fitzpatrick (5)        1997        100,000           11,000                     15,000
     Vice President of Finance   1996         89,183           15,000                     15,000
     and Administration and
     Chief Financial Officer

   J. Stephen Fink (6)           1997        157,668            9,000                          -
     Former Vice President and   1996        111,103           32,000(7)                 100,000
     Clinical Research Director
-----------------------------
(1)          The Company  does not have a long-term  compensation  program  that includes long-term incentive payouts. No restricted stock awards or stock appreciation rights were granted to any of the Named Officers during fiscal 1997.

(2)          Amounts shown include cash compensation earned and received by the Named Officers as well as amounts earned but deferred at the election of these officers to the Company's 401(k) Plan.

(3)          Amounts in this column represent bonuses paid or accrued under the annual management bonus plan.

(4)          Amount includes 20,000 options granted in 1997 in recognition of fiscal 1996 performance.

(5)          Mr. Fitzpatrick became an executive officer of the Company in November 1996.

(6)          Dr. Fink served as an executive officer from April 1996 until November 1997.

(7)          Includes a signing bonus of $15,000 and an annual management bonus of $17,000.

         B.       Option Grants Table

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1997 to the Named Officers:


                                   Individual Grants

                     -----------------------------------------------------------
                       Number of
                       Securities     Percent of                                 Potential Realizable Value
                       Underlying   Total Options                                at Assumed Annual Rates of
                        Options       Granted to    Exercise or                 Stock Price Appreciation for
                      Granted (#)    Employees in   Base Price     Expiration          Option Term (2)

                                                                                ------------------------------
         Name                (1)     Fiscal Year        ($/Sh)         Date          5% ($)         10% ($)_
Thomas H. Fraser         20,000          10%          $ 12.00        3/17/07      $150,934       $382,498
                         30,000          15%            10.75       12/17/07       202,818        513,982
E. Michael Egan          20,000          10%            10.75       12/17/07       135,212        342,655
Mark J. Fitzpatrick      15,000           8%            10.75       12/17/07       101,409        256,991
J. Stephen Fink            0              -              -             -            -              -

(1) No stock appreciation rights were granted during fiscal 1997. Options granted in 1997 become exercisable in four equal annual installments, commencing 12 months after the date of grant.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

C.   Aggregated Option Exercises and Year-End Option Table

         The following table sets forth certain information regarding aggregate option excercises during the fiscal year ended December 31, 1997 and the number and value of unexercised stock options held as of December 31, 1997 by the Named
Officers:

                                                                   Number of Securities
                                                                        Underlying               Value of Unexercised
                                                                   Unexercised Options          In-the-Money Options at
                                                                      at FY-End (#)                 FY-End ($) (2)
                                                                                          ---
                                                                  -----------------------     ----------------------------
                              Shares               Value               Exercisable/                  Exercisable/
        Name                Acquired on       ---------------         Unexercisable                  Unexercisable
                           Exercise (#)       Realized ($)(1)
---------------------                         ----------------    -----------------------     ----------------------------
Thomas H. Fraser                 -                   $ -            105,293  /   57,500           $839,215  /    $109,062
E. Michael Egan                  -                   -              102,495  /   50,000            850,519  /     159,000
Mark J. Fitzpatrick           15,200              185,381            20,917  /   32,500            154,214  /      75,624
J. Stephen Fink                  -                   -               25,000  /    0                 15,625  /           0


(1) Represents the difference between the exercise price and the value of the Common Stock on the date of exercise.

(2) Based on the value of the Common Stock on December 31, 1997 ($10.125 per share), less the option exercise price.



         D.       Employment Agreement

         Dr. Fraser has entered into an employment agreement with the Company, dated February 6, 1990, providing for an annual salary plus bonus as determined by the Board of

Directors. The Company has agreed with Dr. Fraser to continue to pay his then current salary for a period of six months if his employment is terminated without cause by the Company. Dr. Fraser has also agreed not to compete with the Company for one year following termination of his employment. At the Company's election, this non-competition provision can be extended for an additional two-year period upon the payment of additional consideration.

         E.       Directors' Compensation

         Drs. Horovitz and Walsh each receive $2,000 plus expenses per board meeting attended plus an additional $4,000 annually for consultative work performed. No other directors receive any cash compensation for services on the Board of Directors.

         In 1994, the Board of Directors of the Company adopted, and the stockholders approved, the 1994 Directors' Stock Option Plan (the "Director
Plan"), authorizing the grant of options to purchase up to 30,000 shares of Common Stock. The Director Plan, as amended to date, provides for the grant to certain non-employee directors of the Company, upon his or her initial election as a director, of an option to purchase shares of Common Stock at an exercise price equal to the fair market value on the date of grant. Each option granted under the Director Plan may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter.

         On April 17, 1997, Dr. Walsh was granted an option to purchase 13,125 shares of Common Stock under the Director Plan and an option to purchase 1,875 shares of Common Stock under the 1990 Stock Option Plan, each at an exercise price of $11.375 per share. Both option grants may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter.

         No additional option grants are expected to be made under the Director Plan.

Item 12.          Security Ownership of Certain Benefical Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 1998 by (i) each director or nominee for director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" below, (iii) all current directors and executive officers as a group and (iv) each person known to the Company to be the beneficial owner of more than 5% of the shares outstanding.


                                                              Number of Shares      Percentage of Outstanding
                                                                Beneficially               Shares (2)
Name and Address                                                  Owned (1)
HealthCare Ventures II, L.P.                                      3,196,385(3)                22.4%
44 Nassau Street
Princeton, NJ  08542

HealthCare Ventures III, L.P.                                       994,078(3)                 7.0%
44 Nassau Street
Princeton, NJ  08542

HealthCare Ventures IV, L.P.                                        291,922(3)                 2.0%
44 Nassau Street
Princeton, NJ  08542

Rho Management Trust II                                           1,612,887(4)                11.3%
c/o Rho Management Company, Inc.
767 Fifth Avenue
New York, NY  10153

Hudson Trust                                                      1,342,680 (5)                9.4%
c/o Summit Asset Management Co., Inc.
666 Plainsboro Road
Suite 445
Plainsboro, NJ  08536

State of Wisconsin Investment Board                               1,285,000(6)                 8.6%
P. O. Box 7842
Madison, WI 53707

Thomas H. Fraser, Ph.D.                                             583,988(7)                 4.1%
Zola P. Horovitz, Ph.D.                                              13,375(8)                 *
John W. Littlechild                                               4,482,385(3)                31.3%
Stelios Papadopoulos, Ph.D.                                          54,500                    *
Joshua Ruch                                                       1,667,387(9)                11.7%
Henri A. Termeer                                                     29,000(10)                *
Christopher T. Walsh, Ph.D.                                           3,750(11)                *

E. Michael Egan                                                     106,664(12)                *
Mark J. Fitzpatrick                                                  23,117(13)                *

All directors and executive                                       6,964,166(14)               47.8%
    officers as a group (9 persons)

----------------------------------------------------------
----------------------------------------------------------
*   Less than 1%


(1) The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares beneficially owned by them.

(2) Number of shares deemed outstanding for purposes of calculating these percentages includes 14,298,908 shares outstanding as of March 31, 1998, plus any shares subject to options or warrants held by the person or entity in question that are currently exercisable or exercisable within 60 days after March 31, 1998.

(3)  John W.  Littlechild is a general  partner of HealthCare  Partners II, L.P.
     ("HCPII"), HealthCare Partners III, L.P. ("HCPIII") and HealthCare Partners
     IV, L.P.  ("HCPIV"),  the general  partner of HealthCare  Ventures II, L.P.
     ("HCVII"), HealthCare Ventures III, L.P. ("HCVIII") and HealthCare Ventures
     IV, L.P. ("HCVIV"),  respectively. Mr. Littlechild,  together with James H.
     Cavanaugh, Harold R. Werner and William Crouse, the other general partners of HCPII, share voting and investment control with respect to shares owned by HCVII. Mr. Littlechild, together with Dr. Cavanaugh, Messrs. Werner and
     Crouse and Mark Leschly, the other general partners of HCPIII and HCPIV, share voting and investment control with respect to shares owned by HCVIII and HCVIV, respectively. Mr. Littlechild does not own any shares of the Company's capital stock in his individual capacity.

(4) Rho Management Partners L.P. may be deemed the beneficial owner of such shares pursuant to an investment advisory agreement that confers sole voting and investment control over such shares to Rho Management Partners
     L.P.

(5) Mr. B. Diethelm Honer may be deemed to (i) beneficially own the shares held by Hudson Trust ("Hudson"), (ii) retain voting and dispositive rights for these shares, and (iii) retain the right to revoke these shares from Hudson.

(6)  Includes Common Stock Purchase  Warrants  originally issued on February 12,
     1996  ("Public  Offering  Warrants") to purchase  650,000  shares of Common
     Stock.

(7)  Includes   105,293  shares  of  Common  Stock  issuable  upon  exercise  of outstanding  stock  options  exercisable  within 60 days of March 31, 1998.
     Includes  Public  Offering  Warrants  to purchase  12,500  shares of Common
     Stock.

(8) Includes 9,375 shares of Common Stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 31, 1998.

(9) Mr. Ruch is a controlling person of Rho Management Partners, L.P. and may be deemed the beneficial owner of the shares held by Rho Management Trust
     II. In addition, Mr. Ruch exercises investment and voting authority over 54,500 shares directly for his own account or for the account of family members.

(10) Includes   16,250  shares  of  Common  Stock   issuable  upon  exercise  of
     outstanding  stock  options  exercisable  within 60 days of March 31, 1998.
     Includes Public Offering Warrants to purchase 5,000 shares of Common Stock.

(11) Includes 3,750 shares of Common Stock issuable upon exercise of outstanding stock options exercisable within 60 days of March 31, 1998.

(12) Includes   102,495  shares  of  Common  Stock  issuable  upon  exercise  of outstanding stock options exercisable within 60 days of March 31, 1998.


(13) Includes   20,917  shares  of  Common  Stock   issuable  upon  exercise  of
     outstanding  stock  options  exercisable  within 60 days of March 31, 1998.
     Includes Public Offering Warrants to purchase 2,000 shares of Common Stock.

(14) Includes   258,080  shares  of  Common  Stock  issuable  upon  exercise  of outstanding  stock  options  exercisable  within 60 days of March 31, 1998.
     Includes  Public  Offering  Warrants  to purchase  19,500  shares of Common
     Stock.

Item 13. Certain Relationships and Related Transactions

         HCVII, HCVIII and HCVIV owned 22.4%, 7.0% and 2.0% of the outstanding capital stock of the Company as of March 31, 1998, respectively. HCVII, HCVIII and HCVIV are limited partnerships which were formed to provide capital to companies in the health care fields. HCPII, HCPIII and HCPIV are limited partnerships which serve as the general partner of HCVII, HCVIII and HCVIV, respectively. John Littlechild, a director of the Company, is a general partner of HCPII, HCPIII and HCPIV and is Vice Chairman of HealthCare Ventures LLC, the management company for HCVII, HCVIII and HCVIV. Mr. Littlechild is an officer of HCV. See "Security Ownership of Certain Beneficial Owners and Management."

         Rho Management Trust II ("Rho") which owned 11.3% of the outstanding capital stock of the Company as of March 31, 1998, also holds approximately 18.9% and 54.3% of the outstanding limited partnership interests in HCVII and HCVIV, respectively. An affiliate of Rho is also a limited partner of HCPII, HCPIII and HCPIV. Joshua Ruch, director of the Company, is a controlling person of Rho. See "Security Ownership of Certain Beneficial Owners and Management."

         Hudson, which owned 9.4% of the outstanding capital stock of the Company as of March 31, 1998, also holds approximately 6.0% and 11.9% of the outstanding limited partnership interests in HCVII and HCVIV, respectively. Hudson is also a limited partner of HCPII.

     In February 1998, the Company completed a private placement of 1,027,027 shares of its common stock at $9.25 per share to three investors, including Rho and Hudson.

         In September 1996, the Company and Genzyme Corporation formed a joint venture to develop and commercialize the Company's NeuroCell(TM)-PD and NeuroCell(TM)-HD products for transplantation into patients with advanced Parkinson's disease and Huntington's disease, respectively. Under the terms, and subject to certain conditions, of the joint venture agreement, which was effective October 1, 1996, Genzyme has agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the two products. All costs incurred in excess of $50 million are to be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties. Mr. Termeer, a director of the Company, is the President, Chief Executive Officer and Chairman of the Board of Genzyme. During 1997, the Company recognized revenues of approximately $4,763,000 from the joint venture, constituting all of the Company's research and development revenues. Revenues recognized from the joint venture and funded by Genzyme in accordance with the terms of the joint venture agreement are currently expected to represent a substantial majority of the Company's revenues in 1998.

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

            2.       Balance Sheets as of December 31, 1996 and 1997                                   F-2

            3.       Statements of Operations for the three years in the period ended
                     December 31, 1997                                                                 F-3

            4.       Statements of Stockholders'  Equity (Deficit) for the three
                     years in the period ended December 31, 1997                                       F-4

            5.       Statements of Cash Flow for the three years in the period ended December
                     31, 1997                                                                          F-5

            6.       Notes to Financial Statements                                                     F-6

(2)      Exhibits

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

  Exhibit No.                                          Title                                       Page

----------------- --- ------------------------------------------------------------------------ -------------
      3.1         -   Amended and Restated Certificate of Incorporation of the Company as
                      amended to date                                                                   (7)

      3.2         -   Amended and Restated By-laws of the Company                                       (6)

  +10.1           -   Research and License Agreement effective as of October 1, 1989 by and among the Company and The General Hospital Corporation, as amended
                      effective as of February 1, 1991                                                  (2)

++10.2            -   Employment Agreement dated February 6, 1990 by and between the Company
                      and Dr. Thomas H. Fraser                                                          (2)

    10.3          -   Rights Agreement dated July 29, 1991 by and among the Company and the
                      holders of the preferred stock as amended on September 27, 1991                   (2)

    10.3(a)       -   Consent and Agreement to Amend dated April 26, 1995 by and among the
                      Registrant and certain investors named therein                                    (1)





  Exhibit No.                                          Title                                       Page

----------------- --- ------------------------------------------------------------------------ -------------

10.3(b)           -   Consent and Agreement to Amend dated as of January 4, 1996 by and
                      among the Registrant and certain investors named therein                          (6)

    10.4          -   Warrant Agreement dated November 14, 1991 by and between Diacrin, Inc.
                      and American Stock Transfer & Trust Company, as Warrant Agent                     (2)

    10.4(a)       -   Supplement No. 1 to Warrant Agreement dated November 14, 1991, dated
                      April 24, 1995, by and between the Registrant and American Stock
                      Transfer & Trust Company, as Warrant Agent                                        (1)

++10.5            -   1990 Stock Option Plan, as amended                                                (3)

    10.6          -   Sublease dated January 24, 1991 by and among the Company and Building
                      79 Associated Limited Partnership and Building 96 Associates Limited
                      Partnership                                                                       (2)

   +10.7          -   Letter Agreement dated December 10, 1993 between the Company and The
                      General Hospital Corporation                                                      (4)

++10.8            -   1994 Directors' Stock Option Plan, as amended                                     (9)

    10.9          -   Master Lease Agreement, dated December 22, 1994, between the Company
                      and Aberlyn Capital Management Limited Partnership                                (5)

    10.10         -   Agreement to Issue Warrant between the Company and Aberlyn Capital
                      Management Limited Partnership dated December 22, 1994, including
                      Common Stock Purchase Warrant and Registration Rights Agreement                   (5)

    10.10(a)          - Waiver and Consent Agreement dated April 24, 1995 by and between  the  Registrant  and Aberlyn  Capital  Management
                      Limited Partnership                                                               (1)

    10.11         -   Registration Rights Agreements dated May 31, 1995 by and among the
                      Registrant and the investors listed on Schedules I and II attached
                      thereto                                                                           (1)

    10.11(a)      -   Amendment No. 1 to Registration Rights Agreement dated as of January
                      4, 1996 by and among the Registrant and certain investors named therein           (6)

    10.12             - Unit and Warrant  Agreement  dated  February 12, 1996 by and between the  Registrant  and American Stock Transfer &
                      Trust Company                                                                     (7)





  Exhibit No.                                          Title                                       Page

----------------- --- ------------------------------------------------------------------------ -------------

  +10.13          -   Collaboration Agreement among Diacrin, Inc., Genzyme Corporation and
                      Diacrin/Genzyme, LLC dated as of October 1, 1996                                  (8)

  +10.14          -   Operating Agreement of Diacrin/Genzyme LLC                                        (8)

++10.15           -   1997 Stock Option Plan                                                           (10)

    10.16         -   $650,000 Promissory Note dated November 25, 1997 made by the
                      Registrant to the order of Fleet National Bank                                      *

    10.16(a)      -   Letter Agreement dated November 25, 1997 by and between the Registrant
                      and Fleet National Bank                                                             *

    21            -   Subsidiaries - None                                                                 *

    23            -   Consent of Arthur Andersen LLP                                                      **

    27.1          -   Financial Data Schedule for the year ended December 31, 1997                        **

    27.2          -   Financial Data Schedule for the year ended December 31, 1996                        **


       (b)      Reports on Form 8-K.

         No current reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

       (c)      Description of Exhibits.

                See Item 14 (a)

       (d)      Description of Financial Statement Schedules.

                None.

--------------------------------------------------------------------------------
  *  Previously Filed

  ** Filed herewith

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

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DIACRIN, INC.

By:       /s/   Thomas H. Fraser
        Thomas H. Fraser
        President and
        Chief Executive Officer

Date:   April 22, 1998

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
                                                                 ============        ============


                             See Accompanying Notes to Financial Statements



                                              DIACRIN, INC.
                                         Statements of Operations





                                                             Year Ended December 31,
                                               ----------------------------------------------
                                                    1995             1996             1997
                                               ------------     ------------     ------------
REVENUES:
     Research and development                  $     44,832     $  1,143,787     $  4,763,270
     Interest income                                245,648        1,099,828        1,301,477
                                               ------------     ------------     ------------
        Total revenues                              290,480        2,243,615        6,064,747
                                               ------------     ------------     ------------


OPERATING EXPENSES:
     Research and development                     4,478,114        5,766,528        6,862,528
     General and administrative                   1,128,359        1,303,731        1,460,403
     Interest expense                               396,724          158,155           93,280
                                               ------------     ------------     ------------

        Total operating expenses                  6,003,197        7,228,414        8,416,211
                                               ------------     ------------     ------------

NET LOSS                                       $ (5,712,717)    $ (4,984,799)    $ (2,351,464)
                                               ============     ============     ============
NET LOSS PER COMMON SHARE:

     Basic and diluted                         $     (15.07)    $       (.44)    $       (.18)
                                               ============     ============     ============

     Pro forma                                 $       (.66)    $       (.40)
                                               ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING:

      Basic and diluted                             379,131       11,389,823       13,235,286
                                               ============      ===========     ============

      Pro Forma                                   8,721,567       12,479,198
                                               ============      ===========




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

         (c)      Research and Development

         Collaborative revenue under the joint venture agreement with Genzyme Corporation (see Note 4) and revenues from research grants are recognized as work is performed. Collaborative revenue under the Joint Venture agreement is recognized as revenue to the extent that the Comany's research and development costs are funded by Genzyme through the Joint Venture. The Company receives non-refundable monthly advances from the Joint Venture. Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

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

                                  DIACRIN, INC.
                    Notes to Financial Statements (continued)

The components of the net deferred tax assets are approximately as follows:

                                                                   1996                       1997
           Loss carryforwards                               $  12,099,000            $        13,285,000
           Start-up costs                                         484,000                        242,000
           Credit carryforwards                                 1,896,000                      2,569,000
           Other temporary differences                              7,000                          4,000
                                                            -------------------      ------------------------
           Total deferred tax assets                            14,486,000                     16,100,000
           Less - valuation allowance                          (14,486,000)                   (16,100,000)
                                                            -------------------      ------------------------
           Net deferred tax asset                           $          -              $            -
                                                            ===================      ========================

         A valuation allowance has been provided as it is uncertain if the Company will realize the deferred tax assets. The change in the total valuation allowance during the year ended December 31, 1997 was an increase of approximately $1,614,000 and relates to the increase in the deferred tax asset as a result of the net operating loss and tax credits generated during 1997.

         (e)      Net Loss per Common Share

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic net loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be antidilutive. Pro forma net loss per common share assumes all series of convertible preferred stock and convertible notes payable had been converted to common stock as of the original issuance dates using the as converted method.

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

(4)      Joint Venture Agreement

         In September 1996, the Company and Genzyme Corporation ("Genzyme") formed a joint venture to develop and commercialize the Company's NeuroCell(TM)-PD and NeuroCell(TM)-HD products for transplantation into people with advanced Parkinson's disease and Huntington's disease, respectively. Under the terms of the Joint Venture agreement, which was effective October 1, 1996, Genzyme agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the two products. All costs incurred in excess of $50 million will be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Any profits of the Joint Venture will be shared equally by the two parties. Through December 31, 1997 Genzyme has provided all of the funding for the Joint Venture. The Company and Genzyme perform research and development for the Joint Venture.

         During the year ended December 31, 1996, the Company received $1,662,631 under the agreement, of which $1,043,787 was recognized as revenue and $618,844 was deferred until the work was performed in 1997. During the year ended December 31, 1997, the Company received $4,557,252 under the agreement and $4,763,270 was recognized as revenue. In addition, $25,770 of capital equipment was acquired on behalf of the Joint Venture for which the Company was reimbursed. At December 31, 1997, $387,056 of total amounts received have been recorded as deferred revenue.

         The Company accounts for its investment in the Joint Venture on the equity method. Through December 31, 1997, the Company has not made any capital contributions to the Joint Venture. The Company has performed research and development on behalf of the Joint Venture and has recognized revenues to the extent these costs were funded by Genzyme. Genzyme's President and Chief Executive Officer is a director of the Company.

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

         (b)      Capital Leases

         On December 22, 1994, the Company sold certain laboratory equipment, with an original cost of approximately $805,000, for $600,000. In connection with this transaction, the Company entered into a capital lease under a master lease agreement to lease the equipment back for payments of approximately $15,000 per month for 48 months. Upon completion of the lease term, the Company is required to purchase all of the equipment for $90,000 or extend the lease term for an additional six months at approximately $15,000 per month, at which time title to the equipment reverts back to the Company. On July 1 and December 22, 1995, the Company sold additional equipment at its original cost of approximately $142,000 and $85,000, respectively, and entered into capital leases under the aforementioned master lease to lease the equipment back for 48 monthly payments of approximately $3,500 commencing July 1, 1995 and $2,100 commencing January 1, 1996. Upon completion of each lease term, the Company is required to purchase all of the equipment for 15% of the amount financed or extend each lease term for an additional six months, at which times title to the equipment reverts back to the Company. The sale of the equipment in 1994 and 1995 generated gains of approximately $139,000 and $13,000, respectively, which have been offset against the cost of the assets and are being amortized over the life of the leases in accordance with SFAS No. 13 "Accounting for Leases".

         The future minimum payments under all capital lease agreements as of December 31, 1997 are as follows:

                                            1998       $   247,333
                                            1999           173,332
                                                   ---------------------

Total minimum lease payments                               420,665
Less-Amount representing interest                           50,235

                                                   ---------------------

Present value of minimum lease payments                    370,430
Less-Current obligation under capital lease                207,171

                                                    ---------------------
                                                       $   163,259

                                                     =====================

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

         The following table summarizes certain information about options outstanding and exercisable at December 31, 1997:

                                                Options outstanding
                -----------------------------------------------------------------------------------
                                                                  Weighted average
 Range of exercise prices        Number outstanding at          remaining contractual      Weighted average exercise
                                   December 31, 1997                    life                         price
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
                                      =============================


     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statement of operations or disclosed in the notes to financial statements. As permitted by SFAS No. 123, the Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and elected the disclosure-only alternative under SFAS No. 123. Stock-based compensation to non-employees is accounted for at fair value under SFAS No. 123.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The aggregate fair value of options granted in 1995, 1996 and 1997 was approximately $170,000, $1,400,000 and $1,689,000, respectively. The Company's pro forma information follows:

                                                        1995                 1996                  1997
Net loss                       As reported            $(5,712,717)          $(4,984,799)          $(2,351,464)
                               Pro forma               (5,712,717)           (5,071,094)           (2,833,712)

Basic net loss per             As reported                 (15.07)                 (.44)                 (.18)
share:                         Pro forma                   (15.07)                 (.45)                 (.21)

Pro forma net loss             As reported                   (.66)                 (.40)
per share:                     Pro forma                     (.66)                 (.41)

(11)     Facility Lease

         During 1991, the Company entered into a ten-year operating lease for a facility. Minimum rental payments under the lease are as follows:

                                               Rental
                                             Commitment

                             1998            $ 710,000
                             1999              710,000
                             2000              710,000
                             2001              533,000
                                      ------------------------
                                           $ 2,663,000
                                      ========================

         Total rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately $639,000, $700,000 and $761,000, respectively. The amounts for the 1995 and 1996 periods are net of sublease revenue received from subtenants of $133,000 and $58,000, respectively.