Form 10-K/A
period 1997-12-31
DIACRIN INC /DE/
filed 1998-05-08
CIK 887137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K/A

                               AMENDMENT NO. 2 TO

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

    Directors, Executive Officers and other Key Employees of the Registrant

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


                                                          Year Ended December 31,
                                    -----------------------------------------------------------------------
                                       1993          1994          1995           1996          1997
                                       ----          ----          ----           ----          ----
Statement of Operations Data:                 (in thousands, except share and per share data)
REVENUES:
 Research and development            $            $      152   $       45   $    1,144    $    4,763
 Interest income                            371          203          245        1,100         1,302
                                     ----------   ----------   ----------   ----------    ----------

    Total revenues                          371          355          290        2,244         6,065
                                     ----------   ----------   ----------   ----------    ----------

OPERATING EXPENSES:
 Research and development                 5,883        4,912        4,478        5,767         6,863
 General and administrative               1,041        1,281        1,128        1,304         1,460
 Interest expense                            15           12          397          158            93
                                     ----------   ----------   ----------   ----------    ----------

    Total operating expenses              6,939        6,205        6,003        7,229         8,416
                                     ----------   ----------   ----------   ----------    ----------

    Net loss                          $  (6,568)  $   (5,850)  $   (5,713)  $   (4,985)   $   (2,351)
                                     ==========   ==========   ==========   ==========    ==========

Net loss per common share:

         Basic and diluted (1)        $  (21.51)  $   (16.15)  $   (15.07)  $    (.44)    $    (.18)
                                     ==========   ==========   ==========   =========     =========

         Pro forma (2)                $    (.94)  $     (.83)  $     (.66)  $    (.40)
                                     ==========   ==========   ==========   =========

Shares used in computing net
loss per common share:

         Basic and diluted (1)          305,392      362,161      379,131   11,389,823   13,235,286
                                     ==========    =========    =========   ==========   ==========

         Pro forma  (2)               6,998,513    7,055,282    8,721,567   12,479,198
                                     ==========    =========    =========   ==========


                                                                     December 31,
                                    -----------------------------------------------------------------------
Balance Sheet Data:                        1993          1994          1995          1996          1997
Cash, cash equivalents
and investments                          $ 8,204       $ 2,752     $   4,115      $ 23,482      $ 21,347
Working capital                            7,285         1,603         2,753        12,413         9,551
Total assets                               9,023         3,658         5,160        24,275        22,780
Long-term debt                               303           493         7,550           370           672
Stockholders' equity (deficit)             7,687         1,840       (3,864)        22,437         20,204


---------------------------------------
(1)   Computed as described in Note 2 (e)  of Notes to Financial Statements.
(2)   Pro forma net loss per common share assumes all series of convertible preferred stock and convertible notes payable had been converted to common stock as of the original issuance dates using the as-converted method.


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

     In September 1996, the Company and Genzyme formed the Joint Venture to develop and commercialize NeuroCell(TM)-PD and NeuroCell(TM)-HD. In connection with the formation of the Joint Venture, the Company granted an exclusive right and license to the patent rights and technology relating to the Joint Venture
Products. This right and license was considered to be the Company's initial capital contribution to the Joint Venture. The Company has a 50% ownership interest in the Joint Venture. Under the terms, and subject to certain conditions, of the joint venture agreement, which was effective October 1, 1996, Genzyme has agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the Joint Venture Products. The Company agreed to provide the remaining 25% of the following $40 million in funding. All costs incurred in excess of $50 million are to be shared equally between Genzyme and the Company in accordance with the terms of the agreement. The Joint Venture plans that Diacrin and Genzyme will perform, on behalf of the Joint Venuture, the development activities in connection with the Joint Venture Products and that Genzyme will market and sell the Joint Venture Products on a cost reimbursement basis on behalf of the Joint Venture.

     The Joint Venture is governed by a six-member Steering Committee comprised of Dr. Fraser and Messrs. Egan and Fitzpatrick, executive officers of the Company, and three employees of Genzyme. The Steering Committee meets regularly and makes all of the decisions with respect to the Joint Venture's work plans and budgets. The Steering Committee has appointed a program manager from each organization to execute the agreed upon product development work plans. The Joint Venture has no employees. All product development work is performed on its behalf by Genzyme and the Company as approved by the Steering Committee.

     For 1996 and 1997, the Company expensed all research and development costs related to the Joint Venture Products incurred by it on behalf of the Joint Venture and recognized an equal amount of research and development revenue due to the fact that costs incurred were funded by the Joint Venture exclusively out of contributions made to it by Genzyme. Through December 31, 1997, Genzyme made 100% of the total cash contributions to the Joint Venture on a monthly basis, in advance. Beginning in the first quarter of 1998, the Company will be required, in accordance with the terms of the joint venture agreement, to begin making cash contributions to the Joint Venture equal to 25% of the Joint Venture's funding requirements on a monthly basis, in advance. The Joint Venture's funding requirements are determined on a monthly basis by the Company and Genzyme and are met through monthly contributions from both parties in percentages prescribed by the terms of the joint venture agreement. To the extent the Company's contributed funds are used to fund expenses incurred by Genzyme on behalf of the Joint Venture, the Company will recognize an expense in its statement of operations captioned "equity in operations of the Joint Venture." Furthermore, to the extent the Company's contributed funds are used to fund expenses incurred by the Company on behalf of the Joint Venture, the Company will reduce the research and development revenue recognized by it from the Joint Venture by an amount equal to the Company-funded portion of such expenses.

     Any profits of the Joint Venture are to be shared equally by Genzyme and the Company. Losses of the Joint Venture are allocated to each party in proportion to the funding provided by each party. Through December 31, 1997 all Joint Venture losses were allocated to Genzyme as it provided 100% of the Joint Venture funding.

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
                      and Fleet National Bank                                                             *

    21            -   Subsidiaries - None                                                                 *

    23            -   Consent of Arthur Andersen LLP                                                      **

    27.1          -   Financial Data Schedule for the year ended December 31, 1997                        *

    27.2          -   Financial Data Schedule for the year ended December 31, 1996                        *


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

Date:   May 8, 1998

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
                                                                 ============        ============


                             See Accompanying Notes to Financial Statements



                                              DIACRIN, INC.
                                         Statements of Operations





                                                             Year Ended December 31,
                                               ----------------------------------------------
                                                    1995             1996             1997
                                               ------------     ------------     ------------
REVENUES:
     Research and development                  $     44,832     $  1,143,787     $  4,763,270
     Interest income                                245,648        1,099,828        1,301,477
                                               ------------     ------------     ------------
        Total revenues                              290,480        2,243,615        6,064,747
                                               ------------     ------------     ------------


OPERATING EXPENSES:
     Research and development                     4,478,114        5,766,528        6,862,528
     General and administrative                   1,128,359        1,303,731        1,460,403
     Interest expense                               396,724          158,155           93,280
                                               ------------     ------------     ------------

        Total operating expenses                  6,003,197        7,228,414        8,416,211
                                               ------------     ------------     ------------

NET LOSS                                       $ (5,712,717)    $ (4,984,799)    $ (2,351,464)
                                               ============     ============     ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE    $     (15.07)    $       (.44)    $       (.18)
                                               ============     ============     ============


SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER COMMON SHARE               379,131       11,389,823       13,235,286
                                               ============      ===========     ============







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

         (e)      Net Loss per Common Share

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic net loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is the same as basic net loss per common share as the inclusion of shares of stock issuable pursuant to stock options and warrants would be antidilutive.

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

(4)      Joint Venture Agreement

     In September 1996, the Company and Genzyme Corporation ("Genzyme") formed a joint venture to develop and commercialize the Company's NeuroCell(TM)-PD and NeuroCell(TM)-HD products for transplantation into people with advanced Parkinson's disease and Huntington's disease, respectively. Under the terms of the Joint Venture agreement, which was effective October 1, 1996, Genzyme agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the two products. All costs incurred in excess of $50 million will be shared equally between Genzyme and the Company in accordance with the terms of the agreement. All product development work is performed by Genzyme and the Company, on behalf of the Joint Venture, at cost. Any profits of the Joint Venture will be shared equally by the two parties. Losses of the Joint Venture are allocated to each party in proportion to the funding provided by each party. Through December 31, 1997 Genzyme has provided all of the funding for the Joint Venture.

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