Form 10-Q
period 1998-03-31
DIACRIN INC /DE/
filed 1998-05-15
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---                              ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                           YES     X        NO______
                                  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 14, 1998, 14,311,908 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index




                                                                            Page
PART I. -   FINANCIAL INFORMATION

Item 1.     Financial Statements

             Balance Sheets as of
              December 31, 1997 and March 31, 1998.....................        3

              Statements of Operations for the Three Month
              Periods Ended March 31, 1997 and 1998....................        4

              Statements of Cash Flows for the Three Month Periods
              Ended March 31, 1997 and 1998............................        5

              Notes to Financial Statements............................        6

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................        8


PART II. -   OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds.................       11

Item 6.       Exhibits and Reports on Form 8-K.........................       11


SIGNATURES.............................................................       12

                                                              Diacrin, Inc.
                                                              Balance Sheets
                                                               (Unaudited)

                                                                          December 31,                 March 31,
                                                                             1997                        1998
                                                                        -------------               ------------
ASSETS
Current assets:
     Cash and cash equivalents                                        $    5,015,777             $    11,123,552
     Short-term investments                                                6,000,098                   7,224,935
     Interest receivable and other current assets                            438,756                     381,348
                                                                        ------------                ------------
         Total current assets                                             11,454,631                  18,729,835
                                                                        ------------                ------------
Property and equipment, at cost:
     Laboratory and manufacturing equipment                                  839,856                     822,988
     Equipment under capital leases                                          675,262                     675,262
     Furniture and office equipment                                          277,109                     280,216
     Leasehold improvements                                                   55,557                      76,827
                                                                        ------------                ------------
                                                                           1,847,784                   1,855,293
     Less- Accumulated depreciation and amortization                         853,911                     929,647
                                                                        ------------                ------------
                                                                             993,873                     925,646
                                                                        ------------                ------------

Long-term investments                                                     10,331,289                  11,629,231
                                                                        ------------                ------------
                                                                   $      22,779,793             $    31,284,712
                                                                   =================             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $         185,306             $       210,025
     Accrued expenses                                                        994,166                     903,308
     Deferred revenue                                                        387,056                     421,625
     Current portion of long-term debt                                       337,171                     346,255
                                                                        ------------                ------------
         Total current liabilities                                         1,903,699                   1,881,213
                                                                   -----------------           -----------------

Long-term debt                                                               672,426                     581,805
                                                                   -----------------          ------------------

Stockholders' equity:
     Preferred stock, $.01 par value, Authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; Authorized-- 30,000,000
         shares; issued and outstanding-- 13,268,256 shares
         and 14,298,908 shares at December 31, 1997
         and March 31, 1998, respectively                                    132,683                     142,989
     Additional paid-in capital                                           54,730,773                  64,167,609
     Accumulated deficit                                                 (34,659,788)                (35,488,904)
                                                                        ------------                ------------
         Total stockholders' equity                                       20,203,668                  28,821,694
                                                                        ------------                -----------
                                                                      $   22,779,793             $    31,284,712
                                                                      ==============             ===============


                                              See Accompanying Notes to Financial Statements
                                     - 3 -


                                                             Diacrin, Inc.
                                                        Statements of Operations
                                                              (Unaudited)

                                                                         Three Months
                                                                       Ended March 31,
                                                               1997                    1998
                                                           ----------                -------
REVENUES:
   Research and development                               $  1,191,326           $  1,142,746
   Interest income                                             331,396                351,185
                                                            ----------             ----------
       Total revenues                                        1,522,722              1,493,931
                                                            ----------             ----------

OPERATING EXPENSES:
    Research and development                                 1,611,269              1,839,443
    General and administrative                                 411,480                402,177
   Interest expense                                             18,846                 26,438
                                                            ----------             ----------
       Total operating expenses                              2,041,595              2,268,058
                                                            ----------             ----------

EQUITY IN OPERATIONS OF JOINT VENTURE                           -                     (54,989)
                                                            ----------              ----------

NET LOSS                                                  $   (518,873)         $    (829,116)
                                                          =============         ==============

BASIC AND DILUTED
     NET LOSS PER COMMON SHARE                           $        (.04)          $        (.06)
                                                          ==============        ==============

SHARES USED IN COMPUTING BASIC AND
     DILUTED NET LOSS PER COMMON SHARE                      13,192,471           13,657,209
                                                            ==========           ==========
























                                                See Accompanying Notes to Financial Statements
                                     - 4 -

                                                             Diacrin, Inc.
                                                        Statements of Cash Flows
                                                              (Unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                  1997               1998
                                                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $    (518,873)       $ (829,116)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                           53,537            75,736
          Equity in operations of joint venture                                    -                54,989
    Changes in assets and liabilities-
       Interest receivable and other current assets                             (170,446)           57,408
       Accounts payable                                                           72,411            24,719
       Accrued expenses                                                          116,935          (145,847)
       Deferred revenue                                                         (148,737)          152,061
                                                                             -----------       -----------

              Net cash used in operating activities                             (595,173)         (610,050)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                        (1,473,625)       (1,224,837)
    Purchases of property and equipment, net                                     (39,684)           (7,509)
    Increase in long-term investments                                         (2,052,642)       (1,297,942)
    Investment in joint venture                                                  -                (117,492)
                                                                             -----------       -----------

              Net cash used in investing activities                           (3,565,951)       (2,647,780)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                        12,565         9,447,142
    Principal payments on long-term debt                                         (42,477)          (81,537)
                                                                             -----------       -----------

              Net cash (used in) provided by financing activities                (29,912)        9,365,605
                                                                             -----------       -----------
NET (DECREASE ) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                      (4,191,036)        6,107,775

CASH AND CASH EQUIVALENTS, beginning of period                                 7,308,710         5,015,777
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                    $  3,117,674      $ 11,123,552
                                                                            ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                         $     18,846      $     26,438
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

2.       Summary of Significant Accounting Policies

         (a)      Research and Development

         In September 1996, the Company and Genzyme Corporation ("Genzyme") formed a joint venture (the "Joint Venture") to develop and commercialize NeuroCell(TM)-PD for Parkinson's disease and NeuroCell(TM)-HD for Huntington's disease (the "Joint Venture Products"). The Joint Venture is funded by Genzyme and the Company in accordance with the terms of the joint venture agreement. Collaborative revenue under the joint venture agreement with Genzyme is recognized as revenue to the extent that the Company's research and development costs are funded by Genzyme through the Joint Venture. The Company receives non-refundable monthly advances from the Joint Venture. Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

         (b)      Net Loss per Common Share

          In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic net loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be antidilutive.

                                  Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


3.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1997 and March 31, 1998 consisted of the following:

                                                                                    December 31,        March 31,
                                                                                       1997               1998
                                                                                   ------------       -----------
Cash and cash equivalents-
   Cash                                                                         $          381       $        3,032
   Money market mutual fund                                                          2,513,759           10,945,520
   Commercial paper                                                                  2,501,637              175,000
                                                                                   -----------          -----------
                                                                                $    5,015,777       $   11,123,552
                                                                                ==============       ==============

Short-term investments-
   Corporate notes (remaining avg. mat. of 5 mos.)                              $    3,000,429       $    6,225,148
   Certificate of deposit (remaining maturity of 5 months)                             999,669              999,787
   U.S. government agency obligation                                                 2,000,000                -
                                                                                   -----------          -----------
                                                                                $    6,000,098       $    7,224,935
                                                                                ==============       ==============


Long-term investments-
 Corporate notes (remaining avg. mat. of 16 months)                              $  10,331,289        $  11,629,231
                                                                                 =============        =============

4. Private Placement of Common Stock

     In February  1998, the Company  completed a private  placement of 1,027,027
shares  of  its  common  stock  for  $9.25  per  share,   for  net  proceeds  of
approximately $9.45 million.

                                  Diacrin, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

                  Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from the Joint Venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in increasing operating losses for at least the next several years. At March 31, 1998, the Company had an accumulated deficit of $35.5 million.

                  In September 1996, the Company and Genzyme formed the Joint Venture to develop and commercialize NeuroCell(TM)-PD and NeuroCell(TM)-HD. In connection with the formation of the Joint Venture, the Company granted an exclusive right and license to the patent rights and technology relating to the Joint Venture Products. This right and license was considered to be the Company's initial capital contribution to the Joint Venture. The Company has a 50% ownership interest in the Joint Venture. Under the terms, and subject to certain conditions, of the joint venture agreement, which was effective October 1 1996, Genzyme has agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the Joint Venture Products. The Company agreed to provide the remaining 25% of the following $40 million in funding. All costs incurred in excess of $50 million are to be shared equally between Genzyme and the Company in accordance with the terms of the agreement. The Joint Venture plans that Diacrin and Genzyme will perform, on behalf of the Joint Venture, the development activities in connection with the Joint Venture Products and that Genzyme will market and sell the Joint Venture Products on a cost reimbursement basis on behalf of the Joint Venture.

                  For 1996 and 1997, the Company expensed all research and development costs related to the Joint Venture Products incurred by it on behalf of the Joint Venture and recognized an equal amount of research and development revenue due to the fact that costs incurred were funded by the Joint Venture exclusively out of contributions made to it by Genzyme. Through December 31, 1997, Genzyme made 100% of the total cash contributions to the Joint Venture on a monthly basis, in advance. During the first quarter of 1998, the Joint
Venture's cumulative funding requirements since its inception exceeded $10 million. As such, the Company, as required by the joint venture agreement, began making cash contributions to the Joint Venture equal to 25% of the Joint Venture's monthly funding requirements. The Joint Venture's funding requirements are determined on a monthly basis by the Company and Genzyme and are met by monthly contributions from both parties in percentages prescribed by the terms of the joint venture agreement. To the extent the Company's contributed funds are used to fund expenses incurred by Genzyme on behalf of the Joint Venture, the Company recognizes an expense in its statement of operations captioned "equity in operations of the Joint Venture." Furthermore, to the extent the Company's contributed funds are used to fund expenses incurred by the Company on behalf of the Joint Venture, the Company reduces the research and development revenue recognized by it from the Joint Venture by an amount equal to the Company-funded portion of such expenses.

                  Any profits of the Joint Venture are to be shared equally by Genzyme and the Company. Losses of the Joint Venture are allocated to each party in proportion to the funding provided by each party.

Results of Operations

Three Months Ended March 31, 1998 Versus Three Months Ended March 31, 1997

         Research and development revenues were approximately $1.1 million for the three months ended March 31, 1998 versus $1.2 million for the three months ended March 31, 1997 and, for both periods, were comprised entirely of revenue from the Joint Venture. The current period research and development revenues were reduced by approximately $90,000 representing funding received by the Company from the Joint Venture out of Company-funded contributions to the Joint Venture.

         Interest income was $351,000 and $331,000 for the three month periods ended March 31, 1998 and 1997, respectively. The 6% increase in interest income was due to higher cash balances available for investment in the 1998 period as a result of the Company's private placement of common stock in February 1998.

         Research and development expenses were $1.8 million for the three months ended March 31, 1998 versus $1.6 million for the three months ended March 31, 1997. The 14% increase was primarily the result of increased costs related to the operation of clinical production facilities completed in the second half of 1997 and also due to the contract production costs of clinical grade antibody expected to be used in certain of the Company's phase 2/3 clinical trials of NeuroCell(TM)-PD. To a lessor extent, also contributing to the increase in research and development expenses was an increase in quality control / assurance personnel necessary to support expanded clinical production facilities completed during 1997 and an increase in research personnel to support the Company's preclinical research program efforts.

         General and administrative expenses of $402,000 and $411,000 for the three months ended March 31, 1998 and 1997, respectively were relatively unchanged between periods.

         Interest expense was $26,000 and $19,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in interest expense is due to the $650,000 term loan obtained by the Company in November 1997 to finance the purchase of production equipment.

         For the three months ended March 31, 1998 the Company recorded $55,000 related to its equity in the operations of the joint venture. This expense is due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. This expense did not occur in the prior year as the Company was not required to make contributions to the Joint Venture until the quarter ended March 31, 1998.

         The Company incurred a net loss of approximately $829,000 for the three months ended March 31, 1998 versus approximately $519,000 for the three months ended March 31, 1997.

Liquidity and Capital Resources

         The Company has financed its activities primarily with the net proceeds from its pre-1998 equity offerings aggregating $53.6 million; with the net proceeds of approximately $9.45 million from the Company's private placement of common stock completed in February 1998; and with interest earned thereon. In addition, the Company has recorded approximately $6.9 million in revenue from the Joint Venture since it commenced October 1, 1996. At March 31, 1998, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $30.0 million.

         In November 1997, the Company borrowed $650,000 at the Prime Rate + .5% under an unsecured five-year term loan with a bank to finance production equipment acquired during 1997. As of March 31, 1998 the Company had approximatley $928,000 outstanding under the term loan with the bank and under a master lease agreement for capital equipment. The Company had no material commitments for capital expenditures as of March 31, 1998.

         Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being developed by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture in accordance with the terms, and subject to the conditions, of the joint venture agreement. Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. As of March 31, 1998, approximately $10.6 million and $200,000 has been contributed to the Joint Venture by Genzyme and Diacrin, respectively.  The  Company's  obligation  to  fund  25%  of the  program  costs commenced in the first quarter of 1998. The Company expects that the Joint Venture's 1998 product development plans together with the Company's commencement of funding of the Joint Venture will significantly increase the Company's net loss and cash and investments used in 1998 as compared with 1997.

         The Company believes that its existing funds, together with expected future funding under the joint venture agreement with Genzyme, will be sufficient to fund its operating expenses and capital requirements as currently planned through at least mid-2000. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, any termination of the Joint Venture, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors. For a more detailed discussion of these and other factors that may affect the Company's future operating results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended, as filed with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

         (c) On February 26, 1998, the Company issued 1,027,027 shares of Common Stock for an aggregate consideration of $9.5 million to three entities in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof. No underwriters were engaged in connection with such issuance. The Company did not sell any other securities during the quarter ended March 31, 1998 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through March 31, 1998, the Company has used approximately $4,327,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $4,327,000 used, approximately $202,000 was used for the purchase of machinery and equipment; approximately $271,000 was used for repayment of indebtedness; and approximately $3,854,000 was used for working capital. The unused proceeds of approximately $16,585,000 are in temporary investments consisting of corporate notes, a money market mutual fund, a bank certificate of deposit and commercial paper. All proceeds used or invested were direct or indirect payments to others.

Item 6.           Exhibits and Reports on Form 8-K

         (a) Exhibits

         27.1              Financial Data Schedule

         (b) Reports on Form 8-K

     On March 6, 1998, the Company filed a current report on From 8-K announcing under Item 5 (Other Items) the consummation of a private placement of common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Diacrin, Inc.



May 14,  1998                              /s/   Thomas H. Fraser
                                           ----------------------
                                                 Thomas H. Fraser
                                                 President and Chief
                                                 Executive Officer



                                          /s/   Mark J. Fitzpatrick
                                          -------------------------
                                                Mark J. Fitzpatrick
                                                Vice President of Finance and
                                                Administration; CFO & Treasurer