Form 10-Q
period 1998-06-30
DIACRIN INC /DE/
filed 1998-08-14
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      (Mark One)

   x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---                             ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----                       EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    --------------
                          Commission File No. 000-20139

                                  Diacrin, Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                                   22-3016912
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

                           YES   X       NO
                               -----        ------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of July 31, 1998, 14,321,925 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index




                                                                      Page
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

           Balance Sheets as of
           December 31, 1997 and June 30, 1998..........................3

           Statements of Operations for the Three and Six Month
           Periods Ended June 30, 1997 and 1998.........................4

           Statements of Cash Flows for the Six Month Periods
           Ended June 30, 1997 and 1998.................................5

           Notes to Financial Statements................................6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................8


PART II. - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds....................12

Item 4.    Submission of Matters to a Vote of Security Holders..........12

Item 5.    Other Matters................................................13


SIGNATURES..............................................................14

                                  Diacrin, Inc.
                                 Balance Sheets
                                   (Unaudited)


                                                                           December 31,                 June 30,
                                                                              1997                        1998
                                                                         -------------             ---------------

ASSETS
Current assets:
     Cash and cash equivalents                                        $    5,015,777             $     4,070,485
     Short-term investments                                                6,000,098                  15,011,177
     Interest receivable and other current assets                            438,756                     467,869
                                                                  ------------------          ------------------

         Total current assets                                             11,454,631                  19,549,531
                                                                    ----------------             ---------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                  839,856                     856,168
     Equipment under capital lease                                           675,262                     675,262
     Furniture and office equipment                                          277,109                     282,788
     Leasehold improvements                                                   55,557                      76,827
                                                                 -------------------         -------------------
                                                                           1,847,784                   1,891,045
     Less- Accumulated depreciation and amortization                         853,911                   1,022,114
                                                                   -----------------           -----------------
                                                                             993,873                     868,931
                                                                   -----------------          ------------------

Long-term investments                                                     10,331,289                   9,566,507
Investment in joint venture                                                    -                         101,122
                                                                        ------------           -----------------
                                                                          10,331,289                   9,667,629
                                                                     ---------------            ----------------

                                                                     $    22,779,793             $    30,086,091
                                                                     ===============             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $         185,306            $        176,996
     Accrued expenses                                                        994,166                   1,065,527
     Deferred revenue                                                        387,056                     386,922
     Current portion of long-term debt                                       337,171                     355,670
                                                                   -----------------          ------------------
         Total current liabilities                                         1,903,699                   1,985,115
                                                                   -----------------           -----------------

Long-term debt                                                               672,426                     489,060
                                                                   -----------------          ------------------

Stockholders' equity:
     Preferred stock, $.01 par value, Authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; Authorized-- 30,000,000
         shares; issued and outstanding-- 13,268,256 shares
         and 14,321,925 shares at December 31, 1997
         and June 30, 1998, respectively                                     132,683                     143,219
     Additional paid-in capital                                           54,730,773                  64,187,050
     Accumulated deficit                                                 (34,659,788)                (36,718,353)
                                                                    ----------------            ----------------
              Total stockholders' equity                                  20,203,668                  27,611,916
                                                                    ----------------            ----------------

                                                                    $     22,779,793             $    30,086,091
                                                                    ================             ===============


                 See Accompanying Notes to Financial Statements


                                  Diacrin, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                          Three Months                           Six Months
                                                          Ended June 30,                       Ended June 30,
                                                      1997             1998               1997              1998
                                                   ----------       ---------           --------         ----------

REVENUES:
   Research and development                    $    1,255,760      $   906,971       $  2,447,086       $ 2,049,718
   Interest income                                    330,261          429,156            661,657           780,340
                                                   ----------       ----------          ---------         ---------
       Total revenues                               1,586,021        1,336,127          3,108,743         2,830,058
                                                   ----------       ----------          ---------         ---------

OPERATING EXPENSES:
    Research and development                        1,692,223        1,921,122          3,303,492         3,760,565
    General and administrative                        394,886          371,385            806,367           773,562
    Interest expense                                   17,274           23,819             36,119            50,257
                                                   ----------       ----------          ---------        ----------
       Total operating expenses                     2,104,383        2,316,326          4,145,978         4,584,384
                                                   ----------       ----------          ---------        ----------

EQUITY IN OPERATIONS
    OF JOINT VENTURE                                    -             (249,250)            -               (304,239)
                                                   ----------       ----------          ---------        ----------

NET LOSS                                        $    (518,362) $    (1,229,449)      $ (1,037,235)     $ (2,058,565)
                                                ============== ================      =============     =============

BASIC AND DILUTED
    NET LOSS PER COMMON SHARE                   $        (.04)    $        (.09)     $        (.08)    $        (.15)
                                                ==============    ===============    ==============    ==============

SHARES USED IN COMPUTING
    BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                               13,233,258       14,313,172           13,212,977      13,987,082
                                                   ==========       ==========           ==========      ==========



















                                                See Accompanying Notes to Financial Statements



                                  Diacrin, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months
                                                                                     Ended June 30,
                                                                                 1997              1998
                                                                              ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (1,037,235)     $ (2,058,565)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                          107,640           168,203
          Equity in operations of joint venture                                   -                304,239
    Changes in assets and liabilities-
       Interest receivable and other current assets                             (178,589)          (29,113)
       Accounts payable                                                           27,120            (8,310)
       Accrued expenses                                                          249,449           (42,082)
       Deferred revenue                                                           28,486              (134)
                                                                             -----------       -----------

              Net cash used in operating activities                             (803,129)       (1,665,762)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                        (1,482,957)       (9,011,079)
    Purchases of property and equipment, net                                     (69,532)          (43,261)
    (Increase) decrease in long-term investments                                (373,624)          764,782
    Investment in joint venture                                                    -              (680,250)
    Return of capital for services provided on behalf of joint venture             -               388,332
                                                                             -----------       -----------

              Net cash used in investing activities                           (1,926,113)       (8,581,476)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                        80,049         9,466,813
    Principal payments on long-term debt                                         (86,506)         (164,867)
                                                                             -----------       -----------

              Net cash provided by (used in) financing activities                 (6,457)        9,301,946
                                                                             -----------       -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                                                      (2,735,699)         (945,292)

CASH AND CASH EQUIVALENTS, beginning of period                                 7,308,710         5,015,777
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                    $  4,573,011     $   4,070,485
                                                                            ============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                        $      36,119    $       50,257
                                                                           =============    ==============

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

                                  Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

3.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1997 and June 30, 1998 consisted of the following:

                                                                                   December 31,          June 30,
                                                                                       1997                1998
                                                                                   ------------        -----------


Cash and cash equivalents-
   Cash                                                                         $          381       $          377
   Money market mutual fund                                                          2,513,759            4,070,108
   Commercial paper                                                                  2,501,637              -
                                                                                   -----------          -----------
                                                                                $    5,015,777       $    4,070,485
                                                                                ==============       ==============

Short-term investments-
   Corporate notes (remaining avg. mat. of 7 mos.)                              $    3,000,429         $ 12,963,548
   Certificate of deposit (remaining maturity of 2 months)                             999,669              999,907
   Municipal bond (remaining maturity of 2 months)                                      -                 1,047,722
   U.S. government agency obligation                                                 2,000,000             -
                                                                                   -----------          -----------
                                                                                $    6,000,098        $  15,011,177
                                                                                ==============        =============


Long-term investments-
 Corporate notes (remaining avg. mat. of 15 months)                             $  10,331,289         $   9,566,507
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

                                  Diacrin, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

                  Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from the Joint Venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in increasing operating losses for at least the next several years. At June 30, 1998, the Company had an accumulated deficit of $36.7 million.

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

Results of Operations

Three Months Ended June 30, 1998 Versus Three Months Ended June 30, 1997

         Research and development revenues were approximately $907,000 for the three months ended June 30, 1998 versus $1.3 million for the three months ended June 30, 1997 and were derived exclusively from the Joint Venture. The current period research and development revenues were reduced by approximately $302,000 representing funding received by the Company from the Joint Venture out of Company-funded contributions to the Joint Venture.

         Interest income was $429,000 and $330,000 for the three month periods ended June 30, 1998 and 1997, respectively. The 30% increase in interest income was due to higher cash balances available for investment in the 1998 period as a result of the Company's private placement of common stock in February 1998.

         Research and development expenses were $1.9 million for the three months ended June 30, 1998 versus $1.7 million for the three months ended June 30, 1997. The 14% increase was primarily due to the production costs of clinical grade antibody produced during the current year period for use in certain of the Joint Venture's planned phase 2/3 clinical trials of NeuroCell(TM)-PD. The increase was, to a lessor extent, due to increased costs related to the operation of clinical production facilities completed in the second half of 1997.

         General and administrative expenses of $371,000 and $395,000 for the three months ended June 30, 1998 and 1997, respectively, were relatively unchanged between periods.

         Interest expense was $24,000 and $17,000 for the three months ended June 30, 1998 and 1997, respectively. The increase in interest expense is due to the $650,000 term loan obtained by the Company in November 1997 to finance the purchase of production equipment.

         For the three months ended June 30, 1998, the Company recorded $249,000 related to its equity in operations of the joint venture. This expense is due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. This expense did not occur in the prior year as the Company was not required to make contributions to the Joint Venture until the quarter ended March 31, 1998.

         The Company incurred a net loss of approximately $1.2 million for the three months ended June 30, 1998 versus approximately $518,000 for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 Versus Six Months Ended June 30, 1997

         Research and development revenues were approximately $2.0 million for the six months ended June 30, 1998 versus $2.4 million for the six months ended June 30, 1997 and were derived exclusively from the Joint Venture. The current period research and development revenues were reduced by approximately $388,000 representing funding received by the Company from the Joint Venture out of Company-funded contributions to the Joint Venture.

         Interest income was $780,000 and $662,000 for the six month periods ended June 30, 1998 and 1997, respectively. The 18% increase in interest income was due to higher cash balances available for investment in the 1998 period as a result of the Company's private placement of common stock in February 1998.

         Research and development expenses were $3.8 million for the six months ended June 30, 1998 versus $3.3 million for the six months ended June 30, 1997. The 14% increase was primarily due to the production costs of clinical grade antibody produced during the current year period for use in certain of the Joint Venture's planned phase 2/3 clinical trials of NeuroCell(TM)-PD. The increase was, to a lessor extent, due to increased costs related to the operation of clinical production facilities completed in the second half of 1997.

         General and administrative expenses of $774,000 and $806,000 for the six months ended June 30, 1998 and 1997, respectively, were relatively unchanged between periods.

         Interest expense was $50,000 and $36,000 for the six month periods ended June 30, 1998 and 1997, respectively. The increase in interest expense is due to the $650,000 term loan obtained by the Company in November 1997 to finance the purchase of production equipment.

         For the six months ended June 30, 1998, the Company recorded $304,000 related to its equity in operations of the joint venture. This expense is due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. This expense did not occur in the prior year as the Company was not required to make contributions to the Joint Venture until the quarter ended March 31, 1998.

         The Company incurred a net loss of approximately $2.1 million for the six months ended June 30, 1998 versus a net loss of approximately $1.0 million for the six months ended June 30, 1997.


Liquidity and Capital Resources

         The Company has financed its activities primarily with the net proceeds from its pre-1998 equity offerings aggregating $53.6 million; with the net proceeds of approximately $9.45 million from the Company's private placement of common stock completed in February 1998; and with interest earned thereon. In addition, the Company has recorded approximately $7.9 million in revenue from the Joint Venture since it commenced October 1, 1996. At June 30, 1998, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $28.6 million.

         In November 1997, the Company borrowed $650,000 at the Prime Rate + .5% under an unsecured five-year term loan with a bank to finance production equipment acquired during 1997. As of June 30, 1998 the Company had approximately $845,000 outstanding under the term loan with the bank and under a master lease agreement for capital equipment. The Company had no material commitments for capital expenditures as of June 30, 1998.

         Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being developed by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture in accordance with the terms, and subject to the conditions, of the joint venture agreement. Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. As of June 30, 1998, approximately $12.0 million and $680,000 has been contributed to the Joint Venture by Genzyme and Diacrin, respectively.  The  Company's  obligation  to  fund  25%  of the  program  costs commenced in the first quarter of 1998. The Company expects that the Joint Venture's 1998 product development plans together with the Company's commencement of funding of the Joint Venture will significantly increase the Company's net loss and cash and investments used in 1998 as compared with 1997.

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

                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         (c) The Company did not sell any equity securities during the quarter ended June 30, 1998 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through June 30, 1998, the Company has used approximately $5,446,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $5,446,000 used, approximately $238,000 was used for the purchase of machinery and equipment; approximately $354,000 was used for repayment of indebtedness; and approximately $4,854,000 was used for working capital. The unused proceeds of approximately $15,466,000 are in temporary investments consisting of corporate notes, a money market mutual fund, a bank certificate of deposit and a municipal bond. All proceeds used or invested were direct or indirect payments to others.


Item 4.           Submission of Matters to a Vote of Security Holders


         At the Company's Annual Meeting of Stockholders held on June 16, 1998, the following proposals were adopted by the vote specified below:


         Proposal                             For           Withheld

1. Election of Directors:
     Thomas H. Fraser                     13,707,965           15,336
     Zola P. Horovitz                     13,708,000           15,301
     John W. Littlechild                  13,708,000           15,301
     Stelios Papadopoulos                 13,708,000           15,301
     Joshua Ruch                          13,708,000           15,301
     Henri A. Termeer                     13,708,000           15,301
     Christopher T. Walsh                 13,708,000           15,301


                                                For         Against      Abstain
                                             --------       -------      -------
2. To ratify the selection of Arthur
Andersen LLP, as the Company's
independent auditors for fiscal 1998:       13,709,493       8,625        5,183

Item 5.           Other Matters

         Stockholder Proposals for 1999 Annual Meeting

         As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than January 1, 1999.

         In addition, in accordance with recent amendments to Rule 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before March 31, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any shareholder proposal with respect to which the Company does not receive timely notice.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Diacrin, Inc.



August 14,  1998                              /s/  Thomas H. Fraser
                                          ---------------------------
                                              Thomas H. Fraser
                                              President and Chief
                                              Executive Officer



                                              /s/  Mark J. Fitzpatrick
                                          ----------------------------
                                              Mark J. Fitzpatrick
                                              Vice President of Finance and
                                              Administration; CFO & Treasurer