Form 10-Q
period 1998-09-30
DIACRIN INC /DE/
filed 1998-11-13
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                           EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------     ---------
                          Commission File No. 000-20139

                                  Diacrin, Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                                     22-3016912
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

                           YES    X     NO
                                ------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of October 31, 1998, 14,322,925 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index




                                                                        Page
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

           Balance Sheets as of
           December 31, 1997 and September 30, 1998.......................3

           Statements of Operations for the Three and Nine Month
           Periods Ended September 30, 1997 and 1998......................4

           Statements of Cash Flows for the Nine Month Periods
           Ended September 30, 1997 and 1998..............................5

           Notes to Financial Statements..................................6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................8


PART II.- OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds......................12


SIGNATURES................................................................13

                                  Diacrin, Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                                         December 31,               September 30,
                                                                             1997                        1998

ASSETS
Current assets:
     Cash and cash equivalents                                        $    5,015,777             $     5,082,577
     Short-term investments                                                6,000,098                  16,808,376
     Interest receivable and other current assets                            438,756                     536,682
                                                                  ------------------          ------------------

         Total current assets                                             11,454,631                  22,427,635
                                                                    ----------------             ---------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                  839,856                     872,774
     Equipment under capital lease                                           675,262                     675,262
     Furniture and office equipment                                          277,109                     288,711
     Leasehold improvements                                                   55,557                      76,827
                                                                 -------------------         -------------------
                                                                           1,847,784                   1,913,574
     Less- Accumulated depreciation and amortization                         853,911                   1,115,741
                                                                   -----------------           -----------------
                                                                             993,873                     797,833
                                                                   -----------------          ------------------

Long-term investments                                                     10,331,289                   5,418,129
Investment in joint venture                                                     -                         79,212
                                                                        ------------          ------------------
                                                                          10,331,289                   5,497,341
                                                                     ---------------            ----------------

                                                                     $    22,779,793             $    28,722,809
                                                                     ===============             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $         185,306            $        174,072
     Accrued expenses                                                        994,166                   1,234,690
     Deferred revenue                                                        387,056                     242,617
     Current portion of long-term debt                                       337,171                     318,511
                                                                   -----------------          ------------------
         Total current liabilities                                         1,903,699                   1,969,890
                                                                   -----------------           -----------------

Long-term debt                                                               672,426                     441,030
                                                                   -----------------          ------------------

Stockholders' equity:
     Preferred stock, $.01 par value, Authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; Authorized-- 30,000,000
         shares; issued and outstanding-- 13,268,256 shares
         and 14,322,925 shares at December 31, 1997
         and September 30, 1998, respectively                                132,683                     143,229
     Additional paid-in capital                                           54,730,773                  64,189,539
     Accumulated deficit                                                 (34,659,788)                (38,020,879)
                                                                    ----------------            ----------------
              Total stockholders' equity                                  20,203,668                  26,311,889
                                                                    ----------------            ----------------

                                                                    $     22,779,793             $    28,722,809
                                                                    ================             ===============


                                              See Accompanying Notes to Financial Statements


                                  Diacrin, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                         Three Months                          Nine Months
                                                      Ended September 30,                   Ended September 30,
                                                      -------------------                   -------------------
                                                    1997                1998               1997             1998
                                                 ----------           ---------          -------           ------

REVENUES:
   Research and development                      $  1,150,402      $   790,867       $  3,597,488       $ 2,840,585
   Interest income                                    322,535          408,299            984,192         1,188,639
                                                   ----------       ----------          ---------         ---------
       Total revenues                               1,472,937        1,199,166          4,581,680         4,029,224
                                                   ----------       ----------          ---------         ---------

OPERATING EXPENSES:
    Research and development                        1,706,813        1,812,228          5,010,305         5,572,793
    General and administrative                        353,579          377,855          1,159,946         1,151,417
    Interest expense                                   24,270           20,951             60,389            71,208
                                                   ----------       ----------          ---------        ----------
       Total operating expenses                     2,084,662        2,211,034          6,230,640         6,795,418
                                                   ----------       ----------          ---------        ----------

EQUITY IN OPERATIONS
    OF JOINT VENTURE                                    -             (290,658)            -               (594,897)
                                                   ----------       ----------          ---------        ----------

NET LOSS                                        $    (611,725)    $ (1,302,526)      $ (1,648,960)     $ (3,361,091)
                                                ==============    =============      =============     =============

BASIC AND DILUTED
    NET LOSS PER COMMON SHARE                   $        (.05)    $        (.09)     $       (.12)     $        (.24)
                                                ==============    ===============    =============     =============

SHARES USED IN COMPUTING
    BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                               13,253,465       14,322,066        13,226,621         14,099,970
                                                   ==========       ==========        ==========         ==========








                                                See Accompanying Notes to Financial Statements


                                  Diacrin, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months
                                                                                   Ended September 30,
                                                                                  1997              1998
                                                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (1,648,960)     $ (3,361,091)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                          186,101           261,830
          Equity in operations of joint venture                                   -                594,897
    Changes in assets and liabilities-
       Interest receivable and other current assets                              (84,824)          (97,926)
       Accounts payable                                                           65,065           (11,234)
       Accrued expenses                                                        1,038,579           119,033
       Deferred revenue                                                         (185,916)         (144,439)
                                                                             -----------       -----------

              Net cash used in operating activities                             (629,955)       (2,638,930)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                        (1,762,097)      (10,808,278)
    Purchases of property and equipment, net                                    (786,177)          (65,790)
    Decrease in long-term investments                                            532,245         4,913,160
    Investment in joint venture                                                    -            (1,204,572)
    Return of capital for services provided on behalf of joint venture             -               651,954
                                                                             -----------       -----------

              Net cash used in investing activities                           (2,016,029)       (6,513,526)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                        90,239         9,469,312
    Principal payments on long-term debt                                        (132,145)         (250,056)
                                                                             -----------       -----------

              Net cash (used in) provided by financing activities                (41,906)        9,219,256
                                                                             -----------       -----------
NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                      (2,687,890)           66,800

CASH AND CASH EQUIVALENTS, beginning of period                                 7,308,710         5,015,777
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                    $  4,620,820     $   5,082,577
                                                                            ============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                        $      51,764    $       71,208
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

                                  Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

3.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1997 and September 30, 1998 consisted of the following:


                                                                                  December 31,        September 30,
                                                                                      1997                1998
                                                                                  ------------         -----------

Cash and cash equivalents-
   Cash                                                                         $          381       $          576
   Money market mutual fund                                                          2,513,759            4,081,862
   Commercial paper                                                                  2,501,637              -
   Corporate note (remaining mat. of 1 month)                                                             1,000,139
                                                                                   -----------          -----------
                                                                                $    5,015,777       $    5,082,577
                                                                                ==============       ==============

Short-term investments-
   Corporate notes (rem. avg. mat. of 7 and 6 mos., respectively)               $    3,000,429        $  16,808,376
   Certificate of deposit                                                              999,669             -
   U.S. government agency obligation                                                 2,000,000             -
                                                                                   -----------          -----------
                                                                                $    6,000,098        $  16,808,376
                                                                                ==============         =============


Long-term investments-
 Corporate notes (rem. avg. mat. of 15 and 13 mos., respectively)               $  10,331,289         $    5,418,129
                                                                                =============         ==============



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

                                  Diacrin, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

                  Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from the Joint Venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in increasing operating losses for at least the next several years. At September 30, 1998, the Company had an accumulated deficit of $38.0 million.

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

Results of Operations

Three Months Ended September 30, 1998 Versus Three Months Ended
September 30, 1997

         Research and development revenues were $791,000 for the three months ended September 30, 1998 versus $1.2 million for the three months ended September 30, 1997 and were derived exclusively from the Joint Venture. The current period research and development revenues were reduced by approximately $264,000 representing funding received by the Company from the Joint Venture out of Company-funded contributions to the Joint Venture.

         Interest income was $408,000 and $323,000 for the three month periods ended September 30, 1998 and 1997, respectively. The 27% increase in interest income was due to higher cash balances available for investment in the 1998 period as a result of the Company's private placement of common stock in February 1998.

         Research and development expenses were $1.8 million for the three months ended September 30, 1998 versus $1.7 million for the three months ended September 30, 1997. The 6% increase was primarily due to increased costs related to the operation of clinical production facilities.

         General and administrative expenses of $378,000 and $354,000 for the three months ended September 30, 1998 and 1997, respectively, were relatively unchanged between periods.

         Interest expense of $21,000 and $24,000 for the three months ended September 30, 1998 and 1997, respectively, was relatively unchanged between periods.

         For the three months ended September 30, 1998, the Company recorded $291,000 related to its equity in operations of the joint venture. This expense is due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. This expense did not occur in the prior year as the Company was not required to make contributions to the Joint Venture until the quarter ended March 31, 1998.

         The Company incurred a net loss of approximately $1.3 million for the three months ended September 30, 1998 versus approximately $612,000 for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 Versus Nine Months Ended September 30, 1997

         Research and development revenues were approximately $2.8 million for the nine months ended September 30, 1998 versus $3.6 million for the nine months ended September 30, 1997 and were derived exclusively from the Joint Venture. The current period research and development revenues were reduced by approximately $652,000 representing funding received by the Company from the Joint Venture out of Company-funded contributions to the Joint Venture.

         Interest income was $1.2 million and $984,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The 21% increase in interest income was due to higher cash balances available for investment in the 1998 period as a result of the Company's private placement of common stock in February 1998.

         Research and development expenses were $5.6 million for the nine months ended September 30, 1998 versus $5.0 million for the nine months ended September 30, 1997. The 11% increase was primarily due to the production costs of clinical grade antibody produced during the current year period for use in certain of the Joint Venture's planned phase 2/3 clinical trials of NeuroCell(TM)-PD. The increase was, to a lessor extent, due to increased costs related to the operation of clinical production facilities completed in the second half of 1997.

         General and administrative expenses of $1.2 million for each of the nine month periods ended September 30, 1998 and 1997 were relatively unchanged.

         Interest expense was $71,000 and $60,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The increase in interest expense is due to the $650,000 term loan obtained by the Company in November 1997 to finance the purchase of production equipment.

         For the nine months ended September 30, 1998, the Company recorded $595,000 related to its equity in operations of the joint venture. This expense is due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. This expense did not occur in the prior year as the Company was not required to make contributions to the Joint Venture until the quarter ended March 31, 1998.

         The Company incurred a net loss of approximately $3.4 million for the nine months ended September 30, 1998 versus a net loss of approximately $1.6 million for the nine months ended September 30, 1997.

Liquidity and Capital Resources

         The Company has financed its activities primarily with the net proceeds from its pre-1998 equity offerings aggregating $53.6 million; with the net proceeds of approximately $9.45 million from the Company's private placement of common stock completed in February 1998; and with interest earned thereon. In addition, the Company has recorded approximately $8.6 million in revenue from the Joint Venture since it commenced October 1, 1996. At September 30, 1998, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $27.3 million.

         In November 1997, the Company borrowed $650,000 at the Prime Rate + .5% under an unsecured five-year term loan with a bank to finance production equipment acquired during 1997. As of September 30, 1998, the Company had an aggregate of approximately $760,000 outstanding under the term loan with the bank and under a master lease agreement for capital equipment. The Company had no material commitments for capital expenditures as of September 30, 1998.

         Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being developed by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture in accordance with the terms, and subject to the conditions, of the joint venture agreement. Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. As of September 30, 1998, approximately $13.6 million and $1.2 million has been contributed to the Joint Venture by Genzyme and Diacrin, respectively. The Company's obligation to fund 25% of the program costs commenced in the first quarter of 1998. The Company expects that the Joint Venture's product development plans together with the Company's commencement of funding of the Joint Venture will significantly increase the Company's net loss and cash and investments used in the fourth quarter of 1998 and in the year ended December 31, 1999 as compared to the same prior year periods.

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

Impact of the Year 2000 Issue

         The Company is in the process of completing its assessment of Year 2000 issues and their potential impact on its information systems and business. Generally, the Company has potential Year 2000 exposure in four areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) operating computer systems used in the Company's research and product development laboratories, (iii) microprocessors and other electronic equipment used by the Company ("embedded chips") and (iv) computer systems used by third parties, in particular financial institutions and suppliers of the Company.

         At September 30, 1998, the Company had completed its assessment of its financial and management operating computer systems and has identified software that is not Year 2000 compliant. The Company estimates the cost to update this software through the purchase of an off-the-shelf software package, together with hardware and network server software will be approximately $15,000. At September 30, 1998, the Company had already spent approximately $2,000 in this effort. The Company expects to substantially complete the update of the systems that are not Year 2000 compliant by January 1, 1999.

         At September 30, 1998, the Company had also completed its assessment of its Year 2000 exposure to operating computer systems used in the Company's research and development laboratories and embedded chips in its facilities or equipment used in its facilities. The Company has not identified any non-compliant systems that play a significant role in the Company's research, product development or facilities management.

         The Company continues to interview financial institutions and vendors to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. To date, the Company has not obtained information suggesting any critical vendors or financial institutions will not be able to fully service or supply the Company on or after January 1, 2000.

         If the Company is unsuccessful in completing remediation of non-compliant systems, additional costs may be incurred to develop alternative methods of managing the effected aspects of its business. The Company has not yet established any contingency plans and does not expect to do so until 1999. Year 2000 issues are not expected to have a significant impact on the Company's ongoing results of operations.

                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         (c) The Company did not sell any equity securities during the quarter ended September 30, 1998 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through September 30, 1998, the Company has used approximately $6,643,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $6,643,000 used, approximately $255,000 was used for the purchase of machinery and equipment; approximately $495,000 was used for repayment of indebtedness; and approximately $5,893,000 was used for working capital. The unused proceeds of approximately $14,269,000 are in temporary investments consisting of corporate notes and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              Diacrin, Inc.




November 13,  1998                                               /s/  Thomas H. Fraser
                                                              --------------------------
                                                              Thomas H. Fraser
                                                              President and Chief
                                                              Executive Officer



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



                                     - 13 -