Form 10-K405
period 1998-12-31
DIACRIN INC /DE/
filed 1999-04-01
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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
YES    X        NO        .
    -------         ------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on February 10, 1999) was $37,997,334.

               As of February 10, 1999, 14,355,493 shares of the registrant's Common Stock were outstanding.

                                     PART I
         This Annual Report on Form 10-K contains forward-looking statements, including information with respect to planned timetables for the completion of Phase 1 and Phase 2 clinical trials for NeuroCell(TM)-PD and NeuroCell(TM)-HD, planned timetables for the initiation of Phase 3 clinical trials for NeuroCell(TM)-PD, planned timetables for the completion of an ongoing Phase 1 clinical trials for NeuroCell(TM)-FE, Porcine Neural Cells for Stroke and Human Hepatocytes for Cirrhosis, the planned timetables and duration of any planned future clinical or preclinical trials for any of the Company's other product candidates, development funding expected to be received in connection with the Diacrin/Genzyme joint venture and the expected sources of porcine cells used in the Company's products. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.

Item 1.  Business

         Diacrin is developing transplantable cells for the treatment of human diseases which are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Products under development for the treatment of neurological disorders include:
NeuroCell(TM)-PD for Parkinson's disease and NeuroCell(TM)-HD for Huntington's disease, both of which are being developed in a joint venture with Genzyme Corporation ("Genzyme"), NeuroCell(TM)-FE for focal epilepsy, porcine neural cells for stroke and intractable pain and spinal cord cells for spinal cord injury. Also under development are hepatocytes for acute liver failure and for cirrhosis, myoblasts for cardiac disease and retinal epithelial cells for macular degeneration.

         In 1995, the United States Food and Drug Administration ("FDA") cleared the Company to conduct the first ever clinical trial of transplanted porcine cells in humans and the Company initiated a Phase 1 clinical trial to evaluate NeuroCell(TM)-PD for the treatment of Parkinson's disease. Enrollment in this 12-patient Phase 1 clinical trial was completed in 1996. Also in 1996, the Company initiated a Phase 1 clinical trial to evaluate NeuroCell(TM)-HD for the treatment of Huntington's disease and enrollment of all 12 patients in the trial was completed in 1997. In 1998, the Company initiated a Phase 1 clinical trial to evaluate NeuroCell(TM)-FE for the treatment of complex partial epileptic seizures in patients whose disease is not well-controlled with drug therapy. Based on encouraging results from the Neurocell(TM)-PD Phase 1 clinical trial, the joint venture initiated a Phase 2 clinical trial in 1998. In 1999, the Company initiated Phase 1 clinical trials to test neural cell transplantation for stroke and hepatocyte transplantation for cirrhosis.

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

         In addition to NeuroCell(TM)-PD, NeuroCell(TM)-HD and NeuroCell(TM)-FE, Diacrin has seven other products in various stages of development: (i) porcine hepatocytes for acute liver failure; (ii) human hepatocytes for cirrhosis; (iii) human myoblasts for cardiac disease; (iv) porcine neural cells for stroke; (v) porcine neural cells for intractable pain; (vi) porcine spinal cord cells for spinal cord injury and (vii) retinal epithelial cells for macular degeneration.


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

         In connection with its Phase 1 clinical trials, six Parkinson's disease patients, six Huntington's disease patients and three focal epilepsy patients have been transplanted with antibody pretreated NeuroCell(TM)-PD, NeuroCell(TM)-HD and NeuroCell(TM)-FE, respectively, using no immunosuppression. Preliminary indications from the Phase 1 NeuroCell(TM)-PD clinical trial suggest that improvement in Parkinson's disease symptoms have occurred in patients transplanted with pre-treated NeuroCell(TM)-PD. However, the Company believes that, given the severity of advanced Parkinson's disease and Huntington's disease, both NeuroCell(TM)-PD and NeuroCell(TM)-HD could be useful products even if they require the use of chronic immunosuppression.

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

------------------------------------------------------------------------------------------------------------------------
Porcine LGE cells           Stroke               Ischemic death of              160,000                  Phase 1
                                                 neurons

------------------------------------------------------------------------------------------------------------------------
Porcine LGE cells           Chronic intractable  Impaired inhibitory          2,000,000                  IND Filed
                            pain                 neurotransmission

------------------------------------------------------------------------------------------------------------------------
Porcine spinal cord         Spinal cord injury   Traumatic loss of              200,000                  Preclinical
cells                                            spinal cord function

------------------------------------------------------------------------------------------------------------------------
Porcine hepatocytes         Acute liver failure  Hepatocyte death                45,000                  IND Approved

------------------------------------------------------------------------------------------------------------------------
Human hepatocytes           Cirrhosis            Loss of liver function         1,100,000                Phase 1

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

         In 1999, the Joint Venture plans to continue to accrue patients into a Phase 2 clinical trial involving the transplantation of NeuroCell(TM)-PD in conjunction with cyclosporine immunosuppression versus a control group. A planned second Phase 2 clinical trial, that the Joint Venture expects to be initiated in the second quarter of 1999, will involve the transplantation of NeuroCell(TM)-PD using the Company's proprietary immunomodulation technology. It is anticipated that all transplanted patients in these trials will receive approximately 48 million cells transplanted bilaterally (both sides of the brain). Assuming successful completion of these trials, the Joint Venture plans to conduct two Phase 3 clinical trials beginning in early 2000.

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

         The Company, on behalf of the Joint Venture, has completed enrollment in a 12-patient Phase 1 clinical trial with NeuroCell(TM)-HD transplanted unilaterally. The Company is not aware of any other potential treatment of
Huntington's disease cleared by the FDA for clinical trials in the United States. The Phase 1 clinical trial is being conducted at the Boston University School of Medicine, Lahey Hitchcock Clinic, and Brigham and Women's Hospital in Massachusetts and at Rush-Presbyterian-St. Luke's Medical Center in Chicago. As with neural cell transplantation for Parkinson's disease, it is expected that any clinical improvement would occur gradually over a period of months. As of October 1998, all 12 patients treated have been evaluated at least eighteen months post-transplantation. The Huntington's disease patients that have been transplanted with NeuroCell(TM)-HD have tolerated the procedure well and the preliminary clinical data suggests that the product is safe. Efficacy data is currently being evaluated. Assuming satisfactory results, the Joint Venture plans to initiate a Phase 2 clinical trial in 1999 to determine the effect of NeuroCell(TM)-HD transplanted bilaterally.

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

         In 1998, the Company initiated a Phase 1 clinical trial of NeuroCell(TM)-FE at Beth Israel Deaconess Medical Center in Boston. The Company has transplanted three patients to date and anticipates transplanting a total of six patients previously scheduled for surgical removal of the portion of the brain causing the seizure activity. Upon surgical removal of that portion of the brain at six months post-transplant, the Company will be afforded the opportunity to histologically analyze the graft and graft site for the presence of viable pre-treated GABAergic porcine neural cells. In addition, the trial will generate safety data necessary to determine whether to initiate a Phase 2 clinical trial of NeuroCell(TM)-FE.

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

         The Company believes disabled patients who have survived thrombolytic stroke may benefit from porcine fetal neural cell transplantation for the repair of the damaged neuronal circuitry caused by stroke. Several animal studies conducted by others utilizing allografts have demonstrated the feasibility of repairing and restoring function to the stroke damaged brain. This cell population is expected to be most useful in treating striatal and cortical thrombolytic strokes, which occur at a rate of over 160,000 annually in the U.S. The Company has completed preclinical animal studies and an IND has been filed and cleared by the FDA. In 1999, the Company initiated a six patient Phase 1 clinical trial at Beth Israel Deaconess Medical Center in Boston.

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

         Diacrin's therapeutic approach for the management of chronic pathological pain is to inhibit the hyperexcitability cascade by transplanting fetal neural GABA-releasing cells in the spinal dorsal horn (the section of the spine mediating pain perception). By using this approach, alleviation of chronic pain may be achieved by repopulating inhibitory interneurons to recover appropriate neurotransmission in the spinal cord. Preclinical animal studies have demonstrated a favorable safety profile and survival of fetal porcine LGE (GABA-releasing) cells transplanted into the dorsal horn of the spinal cord. The Company has filed an IND and plans to initiate a Phase 1 clinical trial in 1999.

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

Porcine Hepatocytes for Acute Liver Failure

         Acute liver failure is a severe life-threatenting disease that can result from alcohol consumption, viral infections (hepatitis B and C) and hepatotoxic drugs or toxins. The clinical spectrum of acute liver disease can vary from an asymptomatic patient with hepatomegaly to the manifestations of severe liver failure (ascites, jaundice and encephalopathy). The mortality from acute liver failure can be as high as 70%, with patients dying from infection GI bleeding, and hepatorenal or multi-organ failure. Acute liver failure results in approximately 63,000 deaths annually in the U.S.

         There is currently no universal therapy that is beneficial for all patients with acute liver failure. The best available therapy for acute liver failure is orthotopic liver transplantation. However, many patients are unable to be listed as candidates for liver transplantation due to multi-organ failure or active alcohol consumption. Current therapy attempts to treat complications arising from the acute condition, i.e. cerebral edema, infections, and circulatory collapse. Treatment of the acute phase of liver failure with hepatic support can result in partial normalization of clinical parameters and limited restoration of a functional liver, but the likelihood of survival remains low.

         An alternative approach to the treatment of acute liver failure is to support the patient by hepatocyte transplantation in order to provide liver function while allowing the patient's own liver to recover.

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

         The Company's IND application to the FDA for a Phase 1 clinical trial to test transplantation of porcine hepatocytes for the treatment of liver failure has been cleared. Patients in this planned trial will not be candidates for orthotopic liver transplantation and will have been diagnosed with acute liver failure. The patients selected for this trial, which is planned to commence at Massachusetts General Hospital in the first half of 1999, will have failed all other available medical therapy. This subgroup of patients would have an expected in-hospital mortality of approximately 70% and is thus an appropriate group for the evaluation of liver function after hepatocyte transplantation. Porcine hepatocytes will be infused into the spleen or liver of these patients by interventional radiology, thus avoiding a surgical procedure for these critically ill patients. In addition to the high level of quality control that can be maintained over the production of porcine hepatocytes, these cells also have the advantage of being resistant to infection by human hepatitis B and C viruses. Since many of the patients enrolled in this study are likely to carry these viruses, the Company believes the resistance of the porcine cells to infection may prevent infection of the transplanted hepatocytes providing a further advantage over human liver transplantation in which hepatitis B and C reinfect donor livers.

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

         For chronic liver disease, Diacrin and others have shown in animal models that hepatocyte integration is possible when hepatocytes are injected into the liver via the portal vein or into the splenic pulp. The spleen appears to be the preferred site due to the fibrosis and loss of blood supply to the liver. In animal models, hepatization of the spleen is a well described phenomenon and results in replacement of the splenic pulp with cords of functioning hepatocytes that perform hepatic functions including synthesis of albumin and clotting factors, detoxification of ammonia and oxidative metabolism.

         In 1999, the Company initiated a Phase 1 clinical trial of human hepatocyte transplantation for the treatment of cirrhosis in a group of patients that have been listed for organ transplantation but are likely to wait at least one year before receiving a transplant. The Company believes these patients may benefit from the growth of transplanted hepatocytes in their spleen leading to an increase in liver function. In addition, expansion of the cells may allow sufficient improvement to render a liver transplant unnecessary unlike the case of an ELAD which is used only as a bridge to transplantation. As part of the planned trial, conventional immunosuppression will be compared to the use of Diacrin's immunomodulation technology to determine whether graft protection is achieved by this technique. This study is being conducted in collaboration with Massachusetts General Hospital.

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

         For the Phase 1 clinical trials of the Joint Venture Products, the Company isolated and prepared populations of porcine tissue in its own clinical production facilities. The Joint Venture has finalized a three-year sublease agreement with Genzyme's Tissue Repair Division for approximately 12,000 square feet of clinical production and support space for the production of the Joint
Venture Products needed in conjunction with planned clinical trials. This facility is also believed to be capable of satisfying projected initial demand for commercial quantities of the Joint Venture Products. This arrangement will enable the Company to utilize its existing clinical production facilities for the clinical supply of other product candidates and to postpone the need for significant additional investment in such facilities.

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

Patents and Licenses

         The Company intends to aggressively seek patent protection for any products it develops. The Company also intends to seek patent protection or rely upon trade secrets to protect certain of its technologies which will be used in discovering and evaluating new products. The Company has 7 issued U.S. patents and 22 patent applications pending with the United States Patent and Trademark Office. Foreign counterparts have also been filed in a number of selected countries. These applications seek composition-of-matter and use protection for the various products the Company has in development. Applications are on file for neurons, hepatocytes, cardiac myocytes and expansions of the Company's technology base.

         MGH has been awarded two patents in the United States covering the basic immunomodulation technology used by Diacrin. Foreign counterparts of these patents have been filed. Under an agreement with MGH, the Company has an exclusive, worldwide license to the technology and the inventions described in the patent, and all foreign counterparts, including any continuations, reissues or substitutions as well as any patents and equivalents which may mature from such patent, subject to the payment of royalties. Unless sooner terminated, the Company's rights will continue, on a country by country basis, until the last to expire of the patents, at which time the Company will have a fully paid-up license. Either party may terminate the agreement, upon notice, in the event the other party defaults in its material obligations and has failed to cure such default within 60 days of receipt of such notice.

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

Sales and Marketing

         Under the terms of the Joint Venture agreement, Genzyme, which has an established sales force, experienced in the sales and marketing of biopharmaceutical and surgical products, is authorized to market and sell the Joint Venture Products on an exclusive basis as agent for and on behalf of the Joint Venture.

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

         Preclinical testing is generally conducted in the laboratory on animals to evaluate the potential efficacy and the safety of a product. The results of these studies are submitted to the FDA as part of an IND application, which must become effective before human clinical testing can begin. Typically, clinical evaluation involves a three-phase process. In Phase 1, clinical trials are conducted with a small number of human subjects to determine the early safety profile. In Phase 2, clinical trials are conducted with groups of patients afflicted with the specific disease in order to determine preliminary efficacy, optimal treatment regimens and expanded evidence of safety. In Phase 3, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety and efficacy as required by the FDA and others. In addition, the FDA may request post-marketing (Phase 4) monitoring of the approved product, during which clinical data are collected on selected groups of patients to monitor longer-term safety.

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

Employees

         As of January 31, 1999, the Company had 46 full-time employees, 36 of whom were engaged in research, development, clinical and quality assurance/quality control activities. No Company employees are represented by a labor union or covered by a collective bargaining agreement.

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

         The Joint Venture has finalized a sublease agreement ending in 2001 with Genzyme's Tissue Repair Division for approximately 12,000 square feet of clinical production and support space for the production of the Joint Venture Products. The sublease agreement provides for a minimum gross rental rate of approximately $30,000 per month to be paid by the Joint Venture. These facilities are equipped with cell isolation facilities which Diacrin believes are sufficient to satisfy the clinical and initial commercial production requirements of the Joint Venture Products. To the extent that additional facilities are required for commercial production of the Joint Venture Products, the Joint Venture will be required to secure additional facilities to provide such capabilities.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1998.

Executive Officers of the Registrant

         The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company:

Name                                                  Age      Position

Thomas H. Fraser, Ph.D. (1)                           51       President and Chief Executive Officer; Director

E. Michael Egan                                       46       Senior Vice President, Corporate Development

Kevin Kerrigan                                        28       Controller

Albert S. B. Edge, Ph.D.                              46       Senior Director of Molecular and Cellular
                                                               Biology

Jonathan H. Dinsmore, Ph.D.                           37       Director of Cell Transplantation Research

Roger J. Gay, Ph.D.                                   45       Director of Process Development

Abdellah Sentissi, Ph.D.                              49       Director of Quality Control and Quality
                                                               Assurance

Zola P. Horovitz, Ph.D. (1)                           64       Director

John W. Littlechild (2)                               47       Director

Stelios Papadopoulos, Ph.D. (1) (2)                   50       Director

Joshua Ruch                                           49       Director

Henri A. Termeer (2)                                  53       Director

Christopher T. Walsh, Ph.D.                           55       Director


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

     Kevin Kerrigan has been Controller of the Company since November 1998. He joined the Company in 1997 as Accounting Manager. From 1993 to 1997 he was a member of the professional staff of Price Waterhouse LLP. Mr. Kerrigan received a B.S. degree in accounting from Merrimack College and was awarded a CPA certificate from the Commonwealth of Massachusetts in 1993.

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

         John W. Littlechild has been a Director of the Company since April 1992. Mr. Littlechild is a general partner of HealthCare Partners II, L.P. ("HCPII"), HealthCare Partners III, L.P. ("HCPIII") and HealthCare Partners IV, L.P. ("HCPIV"), the general partner, respectively, of HealthCare Ventures II, L.P. ("HCVII"), HealthCare Ventures III, L.P. ("HCVIII") and HealthCare Ventures IV, L.P. ("HCVIV"), and a Vice Chairman of HealthCare Ventures LLC ("HCV"), a venture management company that, among other things, provides management services to HCVII, HCVIII and HCVIV. HCVII, HCVIII and HCVIV are principal stockholders of the Company. From 1984 to 1991, Mr. Littlechild was a Senior Vice President of Advent International Corporation, a venture capital company ("Advent") in Boston and London. Prior to working at Advent in Boston, Mr. Littlechild was involved in establishing Advent in the United Kingdom. From 1980 to 1982, Mr. Littlechild served as Assistant Vice President for Citicorp Venture

Corporation, a venture capital company, in London, prior to which he worked with ICI Ltd., an agro-chemical company, and Rank Xerox, an office equipment company, in marketing and financial management. He holds a B.Sc. from the University of Manchester and an MBA from Manchester Business School. Mr. Littlechild serves on the boards of directors of various health care and biotechnology companies, including Orthofix International N.V., a medical devices company, and Avant Immunotherapeutics, Inc., a biotechnology company.

         Stelios Papadopoulos, Ph.D., has been a Director of the Company since November 1991. He is Chairman of PaineWebber Development Corporation, a subsidiary of PaineWebber Incorporated ("PaineWebber"), which is engaged in investment banking and securities brokerage. From 1986 until joining PaineWebber in April 1987, Dr. Papadopoulos was a Vice President in equity research at Drexel Burnham Lambert Incorporated, an investment banking firm. From 1985 to 1986, Dr. Papadopoulos was a biomedical technology analyst at Donaldson, Lufkin and Jenrette Securities Corporation. Prior to that, Dr. Papadopoulos was a member of the faculty of the Department of Cell Biology at New York University Medical Center. Dr. Papadopoulos holds a Ph.D. in biophysics and an MBA in finance, both from New York University.

     Joshua Ruch has been a Director of the Company since March 1998. He is the Chairman and Chief Executive Officer of Rho Management Company, Inc., an international investment management firm which he co-founded in 1981. Prior to founding Rho, Mr. Ruch was employed in investment banking at Salomon Brothers and Bache Halsey Stuart, Inc. in New York City. Mr. Ruch received a B.Sc. degree in electrical engineering from the Israel Institute of Technology (Technion) and an M.B.A. from the Harvard Business School.

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
                                                           Center, Massachusetts General Hospital; Paul
                                                           S. Russell/Warner-Lambert Professor of
                                                           Surgery (Immunology), Harvard Medical School



                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's Common Stock and Warrants have been traded on the National Market tier of The Nasdaq Stock Market under the symbols DCRN and DCRNW, respectively, since August 12, 1996. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock and Warrants during 1997 and 1998 as reported on the Nasdaq National Market:


                                                                       High                           Low
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

         Warrants

         First Quarter                                                 6 1/2                         1 7/8

         Second Quarter                                                5 1/4                         2 1/4

         Third Quarter                                                 4 1/8                         2 1/2

         Fourth Quarter                                                3 7/8                         1 3/4

         Fiscal Year 1998

         Common Stock:

         First Quarter                                                11 1/2                         9 1/8

         Second Quarter                                                 10                           5 3/8

         Third Quarter                                                 7 3/8                         4 1/2

         Fourth Quarter                                                8 1/8                         4 1/4

         Warrants:

         First Quarter                                                 2 3/4                         1 7/8

         Second Quarter                                               2 5/16                         15/16


         Third Quarter                                                1 1/16                          3/8

         Fourth Quarter                                                 7/8                           3/16

         As of March 5, 1999 there were approximately 3,000 holders of record of the Company's Common Stock.

         The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate declaring or paying any cash dividends in the foreseeable future.

         The Company did not sell any equity securities during the quarter ended December 31, 1998 that were not registered under the Securities Act.

         The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through December 31, 1998, the Company has used approximately $7,777,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $7,777,000 used, approximately $265,000 was used for the purchase of machinery and equipment; approximately $582,000 was used for repayment of indebtedness; and approximately $6,930,000 was used for working capital. The unused proceeds of approximately $13,134,000 are in temporary investments consisting of corporate notes and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

Item 6.  Selected Financial Data

         The selected financial data set forth below as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 are derived from the Company's financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 1994, 1995 and 1996 and for the years ended December 31, 1994 and 1995 are derived from the Company's financial statements which have been audited by Arthur Andersen LLP and are not included herein. The data set forth below should be read in conjunction with the Company's financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                           Year Ended December 31,
                                    -----------------------------------------------------------------------
                                        1994           1995         1996            1997          1998
                                        ----           ----         ----            ----          ----
Statement of Operations Data:                 (in thousands, except share and per share data)
REVENUES:

     Research and development        $    152         $   45       $  1,144        $ 4,763    $    3,623
     Interest income                      203            245          1,100          1,302         1,576
                                     --------         ------       --------        -------    ----------

         Total revenues                   355            290          2,244          6,065         5,199
                                     --------         ------       --------        -------    ----------

OPERATING EXPENSES:
     Research and development           4,912          4,478          5,767          6,863         7,372
     General and administrative         1,281          1,128          1,304          1,460         1,484
     Interest expense                      12            397            158             93            89
                                     --------         ------        -------        -------    ----------

         Total operating expenses       6,205          6,003          7,229          8,416         8,945
                                     --------         ------        -------        -------    ----------

         Equity in operations
         of joint venture                  -            -               -              -          (1,084)
                                     ========         ======        =======        =======    ==========

         Net loss                    $ (5,850)      $ (5,713)       $(4,985)      $ (2,351)    $  (4,830)
                                     ========         ======        =======       ========     =========

Net loss per common share:
         Basic and diluted           $ (16.15)      $ (15.07)       $  (.44)      $   (.18)      $  (.34)
                                     ========         ======        =======       ========       =======

Weighted average shares
outstanding(1):
         Basic and diluted            362,161        379,131     11,389,823      13,235,286    14,156,179
                                     ========        =======     ==========      ==========    ==========


                                                                          December 31,
                                    -----------------------------------------------------------------------
Balance Sheet Data:                     1994          1995          1996          1997          1998
                                    --- -----   ---   -----    ---  -----    ---  -----         ----
Cash, cash equivalents
and investments                         $ 2,752      $   4,115      $ 23,482    $ 21,347        $ 26,270
Working capital                           1,603          2,753        12,413       9,551          21,812
Total assets                              3,658          5,160        24,275      22,780          27,484
Long-term debt                              493          7,550           370         672             392
Stockholders' equity (deficit)            1,840         (3,864)       22,437      20,204          24,845

------------------
(1)   Computed as described in Note 2 (e)  of Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from the Joint Venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in increasing operating losses for at least the next several years. At December 31, 1998, the Company had an accumulated deficit of $39.5 million.

                  In September 1996, the Company and Genzyme formed the Joint Venture to develop and commercialize NeuroCell(TM)-PD and NeuroCell(TM)-HD. The Joint Venture is governed by a six-member Steering Committee comprised of Dr. Fraser, Mr. Egan and Dr. Dinsmore, two executive officers and one employee of the Company, and three employees of Genzyme. The Steering Committee meets regularly and makes all of the decisions with respect to the Joint Venture's work plans and budgets. The Steering Committee has appointed a program manager from each organization to execute the agreed upon product development work plans.

                  For 1996 and 1997, the Company expensed all research and development costs related to the Joint Venture Products incurred by it on behalf of the Joint Venture and recognized an equal amount of research and development revenue due to the fact that costs incurred were funded by the Joint Venture exclusively out of contributions made to it by Genzyme. Through December 31, 1997, Genzyme made 100% of the total cash contributions to the Joint Venture. During the first quarter of 1998, the Company began making cash contributions to the Joint Venture equal to 25% of the Joint Venture's funding requirements. To the extent the Company's contributed funds were used to fund expenses incurred by Genzyme on behalf of the Joint Venture, the Company has recognized an expense in its statement of operations captioned "equity in operations of Joint Venture." Furthermore, to the extent the Company's contributed funds were used to fund expenses incurred by the Company on behalf of the Joint Venture, the Company has reduced the research and development revenue recognized by it from the Joint Venture by an amount equal to the Company-funded portion of such expenses.

Results of Operations

Year Ended December 31, 1998 Versus Year Ended December 31, 1997

                  Research and development revenues were approximately $3.6 and $4.8 million for the years ended December 31, 1998 and 1997, respectively, and were comprised entirely of revenue from the Joint Venture. The reduction in research and development revenues is attributable to the reduction in the percentage of funding from Genzyme that took effect in the first quarter of 1998.

         Interest income was $1.6 million for the year ended December 31, 1998 versus $1.3 million for the year ended December 31, 1997. The 21% increase was primarily due to additional interest income realized on higher cash balances available for investment.

         Research and development expenses were $7.4 million for the year ended December 31, 1998 versus $6.9 million for the year ended December 31, 1997. The 7% increase was primarily due to the production costs of clinical grade antibody produced during the current year period for use in the Company's clinical trials and preclinical research. The increase was, to a lesser extent, due to increased costs related to the operation of clinical production facilities completed in the second half of 1997.

     General and administrative expenses of $1.5 million for the years ended December 31, 1997 and 1998 were relatively unchanged.

         Interest expense was $89,000 and $93,000 for the years ended December 31, 1998 and 1997, respectively. An increase in interest expense as a result of the $650,000 term loan obtained by the Company in November 1997 is offset by a decrease in capital lease debt between the periods.

         For the twelve months ended December 31, 1998, the Company recorded a $1.1 million charge related to its equity in operations of the Joint Venture. This expense is due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. This expense did not occur in the prior year as the Company was not required to make contributions to the Joint Venture until the quarter ended March 31, 1998.

         The Company incurred a net loss of approximately $4.8 million for the year ended December 31, 1998 versus a net loss of approximately $2.4 million for the year ended December 31, 1997.

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

         Research and development expenses were $6.9 million for the year ended December 31, 1997 versus $5.8 million for the year ended December 31, 1996. Almost half of the 19% increase in research and development expenses was due to increases in staffing. The increase in staffing was primarily due to additional clinical affairs personnel necessary to support the Joint Venture's clinical trials and, to a lesser extent, to additional quality control/assurance personnel necessary to support expanded clinical production facilities completed during 1997. Research personnel was also increased to expand the Company's preclinical research program efforts. A smaller portion of the increase in research and development expenses between years was due to costs incurred in 1997 in the validation and operation of clinical production facilities completed during 1997. In addition, the Company expensed approximately $230,000 during 1997 for the development and conduct of PERV tests.

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

Liquidity and Capital Resources

         The Company has financed its activities primarily with the net proceeds from its pre-1998 equity offerings aggregating $53.6 million, with the net proceeds of approximately $9.4 million from the Company's private placement of common stock completed in February 1998, and with interest earned thereon. In addition, the Company has recorded approximately $9.4 million in revenue from the Joint Venture since it commenced October 1, 1996. At December 31, 1998, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $26.3 million.

         The Company has purchased approximately $2.3 million of capital equipment since inception. In November 1997, the Company borrowed $650,000 at the Prime Rate +.5% (8.25% at December 31, 1998) under an unsecured five-year term loan with a bank to finance production equipment acquired during 1997. In December 1994, approximately $805,000 of capital equipment was sold for proceeds of $600,000 and subsequently leased back over a four-year term. In addition, approximately $227,000 of capital equipment was sold in 1995 for its original cost and subsequently leased back over a four-year term. The Company had no material commitments for capital expenditures as of December 31, 1998.

         Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being developed by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture in accordance with the terms, and subject to the conditions, of the joint venture agreement. Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. As of December 31, 1998, Genzyme has contributed approximately $15.7 million to the Joint Venture. The Company's obligation to fund 25% of the program costs commenced in the first quarter of 1998. The Company expects that the Joint Venture's 1999 product development plans, together with the Company's continued funding of the Joint Venture, will significantly increase the Company's net loss and cash and investments used in 1999 as compared with 1998.

         Genzyme agreed to make financing available to Diacrin from and after the date that Genzyme provides the initial $10.0 million of funding to the Joint Venture. Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit (the "Line") of up to an aggregate amount of $10.0 million. Diacrin may draw on the Line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the Joint Venture. The Line will be available through the date five years after the date Diacrin first draws on the Line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other considerations; and the aggregate amount of draws in any calendar year may not exceed $5.0 million. Diacrin did not make any draws on the Line during the year ended December 31, 1998.

         The Company believes that its existing funds, together with expected future funding under the Joint Venture agreement with Genzyme, will be sufficient to fund its operating expenses and capital requirements as currently planned through at least 2000. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, any termination of the Joint Venture, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors.

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

         At December 31, 1998, the Company had completed its assessment of its financial and management operating computer systems and has identified software that is not Year 2000 compliant. The Company estimates the cost to update this software, through the purchase of an off-the-shelf software package, together with hardware and network server software, will be approximately $8,000. At December 31, 1998, the Company had spent approximately $5,000 in this effort. The Company is substantially complete with its update of the systems that are not Year 2000 compliant.

         At December 31, 1998, the Company had also completed its assessment of its Year 2000 exposure to operating computer systems used in the Company's research and development laboratories and embedded chips in its facilities and equipment used in its facilities. The Company has not identified any non-compliant systems that play a significant role in the Company's research, product development or facilities management.

         The Company continues to interview financial institutions and vendors to determine their exposure to year 2000 issues, their anticipated risks and responses to those risks. To date, the Company has not obtained information suggesting any critical vendors or financial institutions will not be able to service or supply the Company on or after January 1, 2000.

         If the Company is unsuccessful in completing remediation of non-compliant systems, or if any of the Company's third party suppliers and partners do not timely complete their remediation programs, additional costs may be incurred to develop alternative methods of managing the effected aspects of the Company's business. In addition, the Company's clinical and preclinical trials for all of its product candidates could be delayed. Based on the information currently available to the Company, Year 2000 issues are not expected to have a significant impact on the Company's ongoing results of operations. Accordingly, the Company has not developed a contingency plan but will do so in the future if necessary.


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

         Genzyme has the right to terminate the joint venture agreement, without cause, upon 180 days notice to Diacrin. In the event of such termination, the Company (i) would lose a significant source of funding for the NeuroCell(TM)-PD and the NeuroCell(TM)-HD product development programs, (ii) would lose access to Genzyme's experienced sales, marketing, development and manufacturing organizations, and (iii) would need to establish clinical production facilities for the production of the Joint Venture Products. There can be no assurance that the Company would be able to complete development or commercialization of NeuroCell(TM)-PD and NeuroCell(TM)-HD if Genzyme terminated the joint venture agreement.

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

         The   Company's   approach   involves    xenotransplantation   --   the
transplantation of cells from one species into another. Although several companies are focusing on this area, xenotransplantation-based products represent a novel therapeutic approach that has not yet been subject to extensive clinical testing. Xenotransplantation also poses a risk that viruses or other animal pathogens may be unintentionally transmitted to a human patient. The Company has been required by the FDA to perform certain tests to determine whether PERV is present in patients that have received porcine cells. These tests have been performed on samples from patients who have received NeuroCell(TM)-PD, NeuroCell(TM)-HD and NeuroCell(TM)-FE and no PERV was detected in these samples. The Company has also been required by the FDA to perform additional tests on porcine neural cells to determine if infectious PERV is present. These tests have been performed and no PERV was detected. The Company has been required by the FDA to develop an additional test for the detection of PERV and has been instructed to routinely monitor patient blood samples for the presence of PERV. If PERV is detected in this test or samples, additional tests may be required to assess the risk to patients of PERV infection. If such additional tests are required, trials of the Company's porcine cell products may be delayed. While PERV has not been shown to cause any disease in pigs, it is not known what effect, if any, PERV may have on humans. The Company's porcine cell product development programs would be negatively impacted by the detection of infectious PERV in porcine cells or clinical trial subjects. An inability to proceed with further trials or a substantial delay in the clinical trials would have a material adverse effect on the Company.

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

History of Operating Losses; No Assurance of Revenue or Operating Profit

         The Company has generated no revenue from product sales to date. Diacrin has accumulated net losses from its inception in 1989 through December 31, 1998 of approximately $39.5 million, and losses are continuing. The Company expects to incur substantial operating losses for the foreseeable future. The Company expects that the Joint Venture's 1999 product development plans together with the Company's continued funding of the Joint Venture will significantly increase the Company's net loss and cash and investments used in 1999 as compared with 1998. The Company currently has no material sources of revenue from product sales or license fees, and there can be no assurance that it will be able to develop such revenue sources or that its operations will become profitable, even if it is able to commercialize any products.

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

Uncertainty Associated with Preclinical and Clinical Testing

         Before obtaining regulatory approvals for the commercial sale of any of the Company's potential products, the products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. To date, approximately 37 patients have been enrolled in clinical trials of NeuroCell(TM)-PD, NeuroCell(TM)-HD and NeuroCell(TM)-FE. Results of initial preclinical and clinical testing of products under development by the Company are not necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing. Furthermore, there can be no assurance that clinical trials of products under development will demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company.

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

         Much of the Company's know-how and technology is not patentable. To protect its rights, the Company requires employees, consultants, advisors and collaborators to enter into confidentiality agreements with Diacrin. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

         The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

         Interest Rate Risk--The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

Item 8.  Financial Statements

         The financial statements required to be filed hereunder are filed as an exhibit hereto, are listed under item 14(a)(1) and are incorporated herein by reference.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

         There have been no disagreements on accounting and financial disclosure matters.

                                    PART III

Item 10 - 13.

         The information required for Part III of this Annual Report on Form 10-K is hereby incorporated by reference from portions of the Company's definitive proxy statement relating to the 1999 annual meeting of stockholders of the Company, which statement will be filed with the Commission not later than 120 days after the end of the Company's 1998 fiscal year. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Meetings of Board of Directors and Committees," "Executive Compensation," "Certain Relationships and Related Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation," and "Principal Stockholders." Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading, "Executive Officers of the Registrant."

                                     PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

       (a) (1)  Index to Financial Statements

      The following Financial Statements are included in this Annual Report on Form 10-K.

                    Financial Statements:                                                            Page

            (a.)    Diacrin, Inc.

                  1.      Report of Independent Public Accountants                                     F-1

                  2.      Balance Sheets as of December 31, 1997 and 1998                              F-2

                  3.      Statements of Operations for each of the three years in the period
                          ended December 31, 1998                                                      F-3

                  4. Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 1998 F-4

                  5.      Statements of Cash Flow for each of the three years in the period
                          ended December 31, 1998                                                      F-5

                  6.      Notes to Financial Statements                                                F-6

            (b.)    Diacrin/Genzyme LLC (A Development Stage Enterprise)

                  1.      Report of Independent Public Accountants                                    F-17

                  2.      Balance Sheet as of December 31, 1998                                       F-18

                  3.      Statements of Operations for the year ended December 31, 1998 and
                          for the period from October 1, 1996 (date of inception) to December         F-19
                          31, 1998

                  4.      Statements  of Cash Flows for the year ended  December
                          31, 1998 and for the period from October 1, 1996 (date
                          of inception) to December 31, 1998                                          F-20

                  5.      Statements of Change in Venturers'  Capital  (deficit)
                          for  the  period   from   October  1,  1996  (date  of
                          inception) to December 31, 1998                                             F-21

                  6.      Notes to Financial Statements                                               F-22



(2)      Exhibits

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

  Exhibit No.                                          Title                                       Page
----------------- --- ------------------------------------------------------------------------ -------------

      3.1         -   Amended and Restated Certificate of Incorporation of the Company as
                      amended to date                                                                   (7)

      3.2         -   Amended and Restated By-laws of the Company                                       (6)

    +10.1         -   Research and License Agreement effective as of October 1, 1989 by and among the Company and The General Hospital Corporation, as amended
                      effective as of February 1, 1991                                                  (2)

   ++10.2         -   Employment Agreement dated February 6, 1990 by and between the Company
                      and Dr. Thomas H. Fraser                                                          (2)

     10.3         -   Rights Agreement dated July 29, 1991 by and among the Company and the holders of the preferred stock as amended on September 27, 1991
                                                                                                        (2)
     10.3(a)      -   Consent and Agreement to Amend dated April 26, 1995 by and among the
                      Registrant and certain investors named therein
                                                                                                        (1)
     10.3(b)      -   Consent and Agreement to Amend dated as of January 4, 1996 by and among the Registrant and certain investors named therein
                                                                                                        (6)
     10.4         -   Warrant Agreement dated November 14, 1991 by and between Diacrin, Inc.
                      and American Stock Transfer & Trust Company, as Warrant Agent
                                                                                                        (2)
     10.4(a)      -   Supplement No. 1 to Warrant Agreement dated November 14, 1991, dated
                      April 24, 1995, by and between the Registrant and American Stock
                      Transfer & Trust Company, as Warrant Agent
                                                                                                        (1)
   ++10.5         -   1990 Stock Option Plan, as amended                                                (3)

     10.6         -   Sublease dated January 24, 1991 by and among the Company and Building
                      79 Associated Limited Partnership and Building 96 Associates Limited
                      Partnership                                                                       (2)

    +10.7         -   Letter Agreement dated December 10, 1993 between the Company and The
                      General Hospital Corporation                                                      (4)

  Exhibit No.                                          Title                                       Page
----------------- --- ------------------------------------------------------------------------ -------------
   ++10.8         -   1994 Directors' Stock Option Plan, as amended                                     (9)

     10.9         -   Master Lease Agreement, dated December 22, 1994, between the Company and Aberlyn Capital Management Limited Partnership
                                                                                                        (5)
     10.10        -   Agreement to Issue Warrant between the Company and Aberlyn Capital
                      Management Limited Partnership dated December 22, 1994, including
                      Common Stock Purchase Warrant and Registration Rights Agreement
                                                                                                        (5)
     10.10(a)     -   Waiver and Consent Agreement dated April 24, 1995 by and
                      between  the  Registrant  and Aberlyn  Capital  Management
                      Limited Partnership
                                                                                                        (1)
     10.11        -   Registration Rights Agreements dated May 31, 1995 by and among the
                      Registrant and the investors listed on Schedules I and II attached
                      thereto                                                                           (1)

     10.11(a)     -   Amendment No. 1 to Registration Rights Agreement dated as of January
                      4, 1996 by and among the Registrant and certain investors named therein
                                                                                                        (6)
     10.12        -   Unit and Warrant  Agreement  dated  February 12, 1996 by
                      and between the  Registrant  and American Stock Transfer &
                      Trust Company
                                                                                                        (7)
    +10.13        -   Collaboration Agreement among Diacrin, Inc., Genzyme Corporation and
                      Diacrin/Genzyme, LLC dated as of October 1, 1996
                                                                                                        (8)
    +10.14        -   Operating Agreement of Diacrin/Genzyme LLC                                        (8)

   ++10.15        -   1997 Stock Option Plan                                                           (10)

     10.16        -   $650,000 Promissory Note dated November 25, 1997 made by the
                      Registrant to the order of Fleet National Bank                                   (11)

     10.16(a)     -   Letter Agreement dated November 25, 1997 by and between the Registrant
                      and Fleet National Bank                                                          (11)

     21           -   Subsidiaries                                                                       *

     23.1         -   Consent of Arthur Andersen LLP                                                     *

     23.2         -   Consent of PricewaterhouseCoopers LLP                                              *

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

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1997 and incorporated herein by reference.

+    Confidential treatment granted as to certain portions of this exhibit.

++ Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DIACRIN, INC.

By:      /s/ Thomas H. Fraser
        ---------------------
        Thomas H. Fraser
        President and Chief Executive Officer

Date:

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                    Date                       Title

/s/ Thomas H. Fraser               3/31/99
------------------------                            President, Chief Executive
Thomas H. Fraser                                    Officer and Director
                                                   (Principal Executive Officer)

/s/ Kevin Kerrigan                 3/31/99
------------------------                            Controller
Kevin Kerrigan                                     (Principal Financial and
                                                    Accounting Officer)
/s/ Zola P. Horovitz               3/31/99
------------------------                            Director
Zola P. Horovitz

/s/ John W. Littlechild            3/31/99
------------------------                            Director
John W. Littlechild

/s/ Stelios Papadopoulos           3/31/99
------------------------                            Director
Stelios Papadopoulos


------------------------                            Director
Henri A. Termeer

/s/ Christopher T. Walsh           3/31/99
------------------------                            Director
Christopher T. Walsh

/s/ Joshua Ruch                    3/31/99
------------------------                            Director
Joshua Ruch

                    Report of Independent Public Accountants

To Diacrin, Inc.:

         We have audited the accompanying balance sheets of Diacrin, Inc. (a Delaware corporation) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diacrin, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






                                                             Arthur Andersen LLP

Boston, Massachusetts
January 8, 1999

                                             DIACRIN, INC.
                                             Balance Sheets

                                                                             December 31,
                                                               ------------------------------------------
                                                                       1997                   1998
                                                                       ----                   ----

ASSETS
Current assets:
     Cash and cash equivalents                                   $     5,015,777        $     4,995,054
     Short-term investments                                            6,000,098             18,670,392
     Interest receivable and other current assets                        438,756                394,413
                                                                 -----------------      -----------------
          Total current assets                                        11,454,631             24,059,859
                                                                 -----------------      -----------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                              839,856                878,208
     Equipment under capital leases                                      675,262                675,262
     Furniture and office equipment                                      277,109                293,873
     Leasehold improvements                                               55,557                 76,827
                                                                 -----------------      -----------------
                                                                       1,847,784              1,924,170
     Less - Accumulated depreciation and amortization                    853,911              1,199,673
                                                                 -----------------      -----------------

                                                                         993,873                724,497
                                                                 -----------------      -----------------

Long-term investments                                                 10,331,289              2,605,010
Investment in joint venture                                                 -                    94,508
                                                                 -----------------      -----------------
                                                                      10,331,289              2,699,518
                                                                 -----------------      -----------------

                                                                 $    22,779,793        $    27,483,874
                                                                 =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $       185,306       $        268,002
     Accrued expenses                                                    994,166              1,359,982
     Deferred revenue                                                    387,056                338,855
     Current portion of long-term debt                                   337,171                280,724
                                                                 -----------------      -----------------
          Total current liabilities                                    1,903,699              2,247,563
                                                                 -----------------      -----------------

Long-term debt
                                                                         672,426                391,702
                                                                 -----------------      -----------------

Commitments (Notes 8 and 12)

Stockholders' equity:
     Preferred stock, $.01 par value; authorized--5,000,000 shares;
          none issued and outstanding                                      -                       -
     Common stock, $.01 par value; authorized--30,000,000 shares;
          issued and outstanding-- 13,268,256 and 14,327,218 shares at
          December 31, 1997 and 1998, respectively                       132,683                143,272
Additional paid-in capital                                            54,730,773             64,191,075
Accumulated deficit                                                  (34,659,788)           (39,489,738)
                                                                 -----------------      -----------------
     Total stockholders' equity                                       20,203,668            24,844,609
                                                                 -----------------      -----------------

                                                                  $   22,779,793         $  27,483,874
                                                                 =================      =================


                 See Accompanying Notes to Financial Statements



                                              DIACRIN, INC.
                                         Statements of Operations



                                                                 Year Ended December 31,
                                               ------------------------------------------------------------
                                                     1996                 1997                  1998
                                               ----------------- -- ----------------- ---- ----------------

REVENUES:
     Research and development                  $     1,143,787      $     4,763,270        $     3,623,249
     Interest income                                 1,099,828            1,301,477              1,575,998

                                               -----------------    -----------------      ----------------

        Total revenues                               2,243,615            6,064,747              5,199,247

                                               -----------------    -----------------      ----------------


OPERATING EXPENSES:
     Research and development                        5,766,528            6,862,528             7,371,385
     General and administrative                      1,303,731            1,460,403             1,484,319
     Interest expense                                  158,155               93,280                89,135
                                               -----------------    -----------------      ----------------

        Total operating expenses                     7,228,414            8,416,211             8,944,839
                                               -----------------    -----------------      ----------------

EQUITY IN OPERATIONS OF JOINT
     VENTURE                                              -                    -               (1,084,358)
                                               -----------------    -----------------      ----------------

NET LOSS                                        $   (4,984,799)      $   (2,351,464)        $  (4,829,950)
                                               =================    =================      ================


NET LOSS PER COMMON SHARE:
     Basic and diluted                          $         (.44)      $         (.18)        $        (.34)
                                               =================    =================      ================

WEIGHTED AVERAGE
     SHARES OUTSTANDING:
      Basic and diluted                            11,389,823            13,235,286            14,156,179
                                               =================    =================      ================
















                 See Accompanying Notes to Financial Statements

                                  DIACRIN, INC.
                   Statement of Stockholders' Equity (Deficit)


                                                          Convertible Preferred Stock
                                             Series A               Series B              Series C
                                        Number       $.01      Number      $.01      Number      $.01
                                          of          Par        of         Par        of         Par
                                        Shares       Value     Shares      Value     Shares      Value
                                    -------------------------------------------------------------------

BALANCE, December 31, 1995            6,484,331    $ 64,843   2,446,917  $ 24,469   4,455,000  $ 44,550

 Proceeds from initial
 public offering of units,
 net of $2,096,640
 financing costs                           -            -         -          -          -          -

 Conversion of notes payable
 and accrued interest thereon
 into common stock, net of
 financing costs                           -            -          -         -          -          -

 Conversion of preferred
 stock into common stock             (6,484,331)   (64,843)  (2,446,917)  (24,469) (4,455,000)  (44,550)
 Exercise of stock options                 -            -          -         -          -          -
 Exercise of private
 placement warrants                        -            -          -         -          -          -
 Net loss                                  -            -          -         -          -          -
                                    -------------------------------------------------------------------

BALANCE, December 31, 1996                 -            -          -         -          -          -

 Exercise of stock options                 -            -          -         -          -          -

 Net loss                                  -            -          -         -          -          -
                                    -------------------------------------------------------------------

BALANCE, December 31, 1997                 -            -          -         -          -          -
 Proceeds from private
 placement of stock, net
 of $58,080 financing costs                -            -          -         -          -          -

 Exercise of stock options

 Net loss                                  -           -          -          -          -          -
                                    -------------------------------------------------------------------

BALANCE, December 31, 1998                 -         $ -          -        $ -          -        $ -
                                    ===================================================================




                                           Common Stock                                        Total
                                        Number      $.01        Additional                  Stockholders'
                                          of         Par         Paid-in      Accumulated      Equity
                                        Shares      Value        Capital        Deficit       (Deficit)
                                    -------------------------------------------------------------------------

BALANCE, December 31, 1995              381,852   $ 3,819     $ 23,322,306   $ (27,323,525) $ (3,863,538)

 Proceeds from initial
 public offering of units,
 net of $2,096,640
 financing costs                      2,875,000    28,750       20,874,610           -        20,903,360

 Conversion of notes payable
 and accrued interest thereon
 into common stock, net of
 financing costs                      2,799,999    28,000        7,268,308           -         7,296,308

 Conversion of preferred
 stock into common stock              6,693,121    66,931           66,931           -               -

 Exercise of stock options               12,146       122           15,037           -            15,159

 Exercise of private
 placement warrants                     427,441     4,274        3,066,320           -         3,070,594

 Net loss                                  -          -              -        (4,984,799)     (4,984,799)
                                    -----------------------------------------------------------------------

BALANCE, December 31, 1996            13,189,559  131,896       54,613,512   (32,308,324)     22,437,084

 Exercise of stock options                78,697      787          117,261          -            118,048

 Net loss                                   -          -              -       (2,351,464)     (2,351,464)
                                    -----------------------------------------------------------------------

BALANCE, December 31, 1997            13,268,256   132,683       54,730,773  (34,659,788)     20,203,668

 Proceeds from private
 placement of stock, net
 of $58,080 financing costs            1,027,027    10,270        9,431,650         -          9,441,920

 Exercise of stock options                31,935       319           28,652         -             28,971

 Net loss                                  -          -              -        (4,829,950)     (4,829,950)
                                    ------------------------------------------------------------------------

BALANCE, December 31, 1998            14,327,218 $ 143,272     $ 64,191,075 $(39,489,738)   $ 24,844,609
                                    ========================================================================


                 See Accompanying Notes to Financial Statements

                                                     DIACRIN, INC.
                                               Statements of Cash Flows

                                                                              Year Ended December 31,
                                                                  1996                 1997                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $  (4,984,799)         $ (2,351,464)       $ (4,829,950)

    Adjustments to reconcile net loss to net
       cash used in operating activities-
         Depreciation and amortization                            220,371               277,186             345,762
         Equity in operations of joint venture                      -                    -                1,084,358

    Changes in current assets and liabilities-
       Interest receivable and other current assets              (204,100)             (122,649)             44,343
       Accounts payable                                           (28,956)               23,248              82,696
       Accrued expenses                                          (241,643)              487,217             185,322
       Deferred revenue                                           618,844              (231,788)            (48,201)
                                                            ------------------    ----------------     ------------------
         Net cash used in operating activities                 (4,620,283)           (1,918,250)         (3,135,670)
                                                            ------------------    ----------------     ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments              (6,255,507)              255,409         (12,670,294)
    Purchases of property and equipment, net                      (60,794)             (794,440)            (76,386)
    (Increase) decrease in long-term investments               (9,917,875)             (413,414)          7,726,279
    Investment in joint venture                                     -                    -               (1,911,216)
    Return of capital for services provided on behalf               -                    -                  912,843
                                                            ------------------    ----------------     ------------------

         Net cash used in investing activities                (16,234,176)             (952,445)         (6,018,774)
                                                            ------------------    ----------------     ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock and warrants         23,989,113              118,048            9,470,891
    Proceeds from term loan                                         -                   650,000                -
    Principal payments on long-term debt                          (156,448)            (190,286)            (337,170)
    Decrease in deferred financing costs                           215,684                -                     -
                                                            ------------------    ----------------     ------------------

         Net cash provided by financing activities              24,048,349              577,762            9,133,721
                                                            ------------------    ----------------     ------------------


NET INCREASE  (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                      3,193,890           (2,292,933)             (20,723)

CASH AND CASH EQUIVALENTS, beginning of year                     4,114,820            7,308,710            5,015,777
                                                            ------------------    ----------------     ------------------

CASH AND CASH EQUIVALENTS, end of year                       $   7,308,710         $  5,015,777         $  4,995,054
                                                            ==================    ================     ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Conversion of notes and accrued interest
         into common stock, net of financing costs           $   7,296,308         $       -            $      -
                                                            ==================    ================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                   $      90,885         $     71,943         $    111,405
                                                            ==================    ================     ==================



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

(2)      Summary of Significant Accounting Policies

         (a)       Principles of Consolidation

         The accompanying statement of operations and cash flows for the year ended December 31, 1996 includes the accounts of the Company and its wholly-owned subsidiary, Diacrin Securities Corporation. All material intercompany accounts and transactions were eliminated in consolidation. This subsidiary was dissolved on June 13, 1996.

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

         (c)      Research and Development

         Collaborative revenue under the Joint Venture agreement with Genzyme Corporation (see Note 5) and revenues from research grants are recognized as work is performed. Collaborative revenue under the Joint Venture agreement is recognized as revenue to the extent that the Comany's research and development costs are funded by Genzyme through the Joint Venture. The Company receives non-refundable monthly advances from the Joint Venture. Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

                                  DIACRIN, INC.
                    Notes to Financial Statements (continued)

         (d)      Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. At December 31, 1998, the Company has a net operating loss carryforward for federal income tax purposes of approximately $39,000,000. The difference from losses reported for financial reporting purposes relates primarily to expenses reflected in the financial statements not yet deductible for tax purposes. The net operating loss carryforwards expire commencing in the year 2005 and are subject to review and possible adjustment by the Internal Revenue Service. Net operating loss and tax credit carryforwards may be limited in the event of certain changes in the ownership interests of significant shareholders. The Company believes issuance of the convertible notes payable in May 1995, as well as the initial public offering in February 1996, caused a change in ownership, as defined by the Tax Reform Act of 1986. The Company does not believe that such ownership changes will significantly impact the Company's ability to utilize the net operating loss and tax credit carryforwards as of the date of such ownership changes. Ownership changes in future periods may limit the Company's ability to utilize net operating loss and tax credit carryforwards.


The components of the net deferred tax assets are approximately as follows:

                                                    1997                1998
                                                    ----                ----
           Loss carryforwards                $   13,285,000       $  15,546,000
           Start-up costs                           242,000               -
           Credit carryforwards                   2,569,000           2,684,000
           Other temporary differences                4,000              15,000
                                             ---------------      --------------
           Total deferred tax assets             16,100,000          18,245,000
           Less - valuation allowance           (16,100,000)        (18,245,000)
                                             ---------------      --------------
           Net deferred tax asset                     -                   -
                                             ===============      ==============

         A valuation allowance has been provided as it is uncertain if the Company will realize the deferred tax assets. The change in the total valuation allowance during the year ended December 31, 1998 was an increase of approximately $2,145,000 and relates to the increase in the deferred tax asset as a result of the net operating loss and tax credits generated during 1998.

         (e)      Net Loss per Common Share

         In accordance with Statement of SFAS No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for all periods presented. Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of vested shares of common stock and preferred stock, on an as-converted basis, outstanding during 1996. Diluted weighted average shares outstanding for all periods presented exclude the

                                    - F-7 -
potential common shares from stock options and warrants of 430,832 at December 31, 1998 because to include such shares would have been antidilutive.

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

         (h)      New Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in stockholders' equity (deficit) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income (loss) is the same as presented for all periods.

         The Company has adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. Unless impracticable, companies are required to restate prior period information upon adoption. To date, the Company has viewed its operations and managed its business as principally one segment. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities, which requires that all nongovernmental entities expense the costs of start-up activities, including organizational costs, as those costs are incurred. The Company has historically recorded all such costs as expenses, in the period incurred.

         In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP No. 98-1 prospectively beginning January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.



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

(4)      Private Placement of Common Stock

         In February 1998, the Company completed a private placement of 1,027,027 shares of its common stock for $9.25 per share for net proceeds of approximately $9.44 million.

(5)      Joint Venture Agreement

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

         Genzyme agreed to make financing available to Diacrin from and after the date that Genzyme provides the initial $10.0 million of funding to the Joint Venture. Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit

(the  "Line")  of up to an  aggregate  amount of $10.0  million.
Diacrin may draw on the Line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the Joint Venture. The Line will be available through the date five years after the date Diacrin first draws on the Line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other considerations; and the aggregate amount of draws in any calendar year may not exceed $5.0 million. Diacrin did not make any draws on the Line during the year ended December 31, 1998.

         During the year ended December 31, 1996, the Company received $1,662,631 under the agreement, of which $1,043,787 was recognized as revenue and $618,844 was deferred until the work was performed in 1997. During the year ended December 31, 1997, the Company received $4,557,252 under the agreement and $4,763,270 was recognized as revenue. In addition, $25,770 of capital equipment was acquired on behalf of the Joint Venture for which the Company was reimbursed. At December 31, 1997, $387,056 of total amounts received were recorded as deferred revenue. During the year ended December 31, 1998, the Company received $4,499,000, of which $3,623,249 was recognized as revenue, $11,110 reimbursed the Company for capital equipment acquired on behalf of the Joint Venture and $338,855 has been recorded as deferred revenue. In addition, the Company made $1,911,216 in contributions to the Joint Venture, of which $912,843 was returned to the Company for services provided on behalf of the Joint Venture, and at December 31, 1998, the Company had accrued $180,493 in costs incurred by Genzyme on behalf of the Joint Venture that will be funded in 1999.

         The Company accounts for its investment in the joint venture on the equity method. Through December 31, 1997, the Company had not made any capital contributions to the Joint Venture. During 1998, the Company began recognizing an expense related to costs incurred by Genzyme on behalf of the Joint Venture that are funded by the Company. The Company has performed research and development on behalf of the Joint Venture and has recognized revenues to the extent these costs were funded by Genzyme. Genzyme's President and Chief Executive Officer is a director of the Company.

(6)      Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1997 and 1998 consisted of the following:

                                                                                     1997                   1998
                                                                               ------------------     ------------------

Cash and cash equivalents-
    Cash                                                                       $          381         $            576
    Money market mutual fund                                                        2,513,759                4,994,478
    Commercial paper                                                                2,501,637                 -
                                                                               ------------------     ------------------
                                                                               $    5,015,777          $     4,995,054
                                                                               ==================     ==================

Short-term investments-
    Corporate notes (remaining avg. maturity of 7 mos. at December 31, 1998)   $     3,000,429         $     18,670,392
    Certificate of deposit                                                             999,669                    -
    US government agency obligation                                                  2,000,000                    -
                                                                              -------------------    -------------------
                                                                               $     6,000,098         $     18,670,392
                                                                              ===================    ===================
Long-term investments-
    Corporate notes (remaining avg. maturity of 14 mos. at December 31, 1998)  $    10,331,289         $      2,605,010
                                                                              ===================    ===================

(7)      Accrued Expenses

         Accrued expenses consisted of the following at December 31, 1997 and 1998:

                                                                               1997                             1998
                                                                               ----                             ----

           Accrued clinical trials costs                                $   316,007                      $   595,030
           Accrued contract research costs                                  150,261                          239,034
           Accrued professional fees                                        129,625                          131,805
           Accrued payroll                                                  159,214                          164,574
           Accrued other                                                    239,059                          229,539
                                                              ----------------------            ---------------------

           Total                                                        $   994,166                    $   1,359,982
                                                              ======================            =====================







(8)      Long-term Debt and Obligations Under Capital Leases

         (a)      Term Loan

         In November 1997, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $650,000 to construct a pilot manufacturing facility. Interest accrues at the Prime Rate plus one-half of one percent (8.25% at December 31, 1998) and is payable monthly in arrears. The loan is payable in sixty principal installments of $10,833 commencing December 1, 1997 and may be

                                    - F-11 -
prepaid without penalty. The Company is required to maintain certain covenants, including certain financial ratios and unencumbered cash balances of not less than $1 million. As of December 31, 1998, the Company was in compliance with all covenants.

         (b)      Capital Leases

         On December 22, 1994, the Company sold certain laboratory equipment, with an original cost of approximately $805,000, for $600,000. In connection with this transaction, the Company entered into a capital lease under a master lease agreement to lease the equipment back for payments of approximately $15,000 per month for 48 months. Upon completion of the original lease term, the Company extended the lease term for an additional six months at approximately $15,000 per month, at which time title to the equipment reverts back to the Company. On July 1 and December 22, 1995, the Company sold additional equipment at its original cost of approximately $142,000 and $85,000, respectively, and entered into capital leases under the aforementioned master lease to lease the equipment back for 48 monthly payments of approximately $3,500 commencing July 1, 1995 and $2,100 commencing January 1, 1996. Upon completion of each lease term, the Company is required to purchase all of the equipment for 15% of the amount financed or extend each lease term for an additional six months, at which times title to the equipment reverts back to the Company. The sale of the equipment in 1994 and 1995 generated gains of approximately $139,000 and $13,000, respectively, which have been offset against the cost of the assets and are being amortized over the life of the leases in accordance with SFAS No. 13 "Accounting for Leases".

         The future minimum payments under all capital lease agreements as of December 31, 1998 are as follows:

                                                 1999                $   161,310
                                                 2000                     12,649
                                                           ---------------------

Total minimum lease payments                                             173,959
Less-Amount representing interest                                         10,700
                                                           ---------------------

Present value of minimum lease payments                                  163,259
Less-Current obligation under capital lease                              150,724
                                                           ---------------------
                                                                     $    12,535
                                                           =====================




(9)      Stockholders' Equity (Deficit)

         (a)      Preferred Stock

         As of December 31, 1997, the Company has an authorized class of undesignated preferred stock consisting of 5,000,000 shares. The Company's Board of Directors is authorized, subject to any limitations prescribed by law and without further stockholder approval, to issue from time to time up to 5,000,000 shares of preferred stock in one or more series. Each such series of preferred stock shall have such number of shares,

                                    - F-12 -
designations,  preferences,  voting
powers, qualifications and rights or privileges as shall be determined by the Board of Directors.

         (b)      Warrants

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

         As discussed in Note 3, the Company issued redeemable warrants in connection with the Company's initial public offering to purchase 2,875,000 shares of common stock at an exercise price of $16 per share, subject to certain adjustments. The warrants may be exercised commencing August 12, 1996 and expire on the earlier to occur of redemption of the warrant by the Company, which option the Company may exercise (at a price of $.01 per warrant) if the average closing price of the common stock for any 20-consecutive-day trading period exceeds 150% of the exercise price of the warrants, or December 31, 2000. All 2,875,000 warrants were outstanding at December 31, 1998.

(10)     Common Stock Options

         The Company has adopted the 1990 Stock Option Plan (the "1990 Plan") under which the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and stock appreciation rights to employees, directors and consultants of the Company for up to 800,000 shares of the Company's common stock. All options granted have 10-year terms, and the majority vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 1998, there were options to purchase 75,420 shares of common stock available for future grant under the 1990 Plan.

         In December 1993, the Company granted non-qualified options, not included in the 1990 Plan, to purchase 214,105 shares of common stock at a price of $2.50 per share and 57,500 shares of common stock at a price of $4.00 per share to certain advisors to the Company. These options have 10-year terms and were fully vested upon the date of grant. In June 1994, the Company granted non-qualified options, not included in the 1990 Plan, to purchase 45,000 shares of common stock at a price of $8.50 per share to certain advisors to the Company. In April 1996, the Company granted non-qualified options, not included in the 1990 Plan, to purchase 25,000 shares of common stock at a price of $9.50 per share to an executive of the Company as an inducement to his

                                    - F-13 -
employment. The
options granted in 1994 and 1996 have 10-year terms and vest in equal annual installments of 25% over four years of continued service from the date of grant.

         In July 1994, the stockholders approved the 1994 Directors' Stock Option Plan (the "Director Plan") which automatically grants an option to each eligible outside director of the Company for the purchase of 7,500 shares of common stock at an exercise price of the then fair market value. Each option granted under the Director Plan has a 10-year term and may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter. In December 1996, the Board of Directors amended the Director Plan to automatically grant 15,000 options to each new eligible outside director. The Company has reserved 30,000 shares for issuance under this plan. As of December 31, 1998, there were 28,125 options outstanding under the Director Plan at a weighted average exercise price of $10.38 per share. As of December 31, 1998, there were no options available for grant under the Director Plan.

         In June 1997, the stockholders approved the 1997 Stock Option Plan (the "1997 Plan") under which the Board of Directors is authorized to grant incentive stock options and non-qualified stock options to employees, directors and consultants of the Company for up to 1,200,000 shares of the Company's common stock. All options granted have 10-year terms, and vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 1998, options to purchase 904,250 shares of common stock were available for future grant under the 1997 Plan.

         The following table summarizes incentive and non-qualified stock option activity, exclusive of the warrants discussed in Note 9(b):

                                                                 Number of                       Weighted average
                                                                  options                         Exercise price

Balance, December 31, 1995                                                794,330                            1.90
      Options granted                                                     208,000                            9.11
      Options exercised                                                   (12,146)                           1.25
      Options canceled                                                    (15,689)                           1.85
                                                          ------------------------

Balance, December 31, 1996                                                974,495                            3.44
      Options granted                                                     209,250                           11.01
      Options exercised                                                   (78,697)                           1.50
      Options canceled                                                    (78,250)                           9.33
                                                          ------------------------

Balance, December 31, 1997                                              1,026,798                            4.69
      Options granted                                                     189,250                            6.43
      Options exercised                                                   (31,935)                            .91
      Options canceled                                                    (58,375)                           9.18
                                                          ------------------------

Balance, December 31, 1998                                              1,125,738                            4.87
                                                          ========================

Exercisable, December 31, 1998                                            735,609                            3.31
                                                          ========================

         All options have been granted at the fair market value of the Company's common stock on the date of grant.

         The following table summarizes certain information about options outstanding and exercisable at December 31, 1998:

                                                Options outstanding
                -----------------------------------------------------------------------------------


                                                                  Weighted average
 Range of exercise prices         Number outstanding at         remaining contractual      Weighted average exercise
                                    December 31, 1998                   life                         price
---------------------------    ----------------------------    -----------------------    ---------------------------

  $   .02     to     $ 2.50               650,238                         5.3                      $   2.01
  $  5.25     to     $ 9.50               280,000                         9.1                      $   7.15
  $ 10.00     to     $12.00               195,500                         8.7                      $ 11.11
                               ----------------------------

                                        1,125,738
                               ============================



                                               Options exercisable
                -----------------------------------------------------------------------------------

                                                 Number exercisable                      Weighted average
       Range of exercise prices                  at December 31, 1998                     exercise price
---------------------------------------    --------------------------------    --------------------------------------

            $   .02     to    $   2.50                  617,738                               $  2.03
            $  7.50     to    $   9.50                   60,250                               $  8.82
            $ 10.00     to    $  12.00                   57,621                               $ 11.28
                                           --------------------------------
                                                        735,609
                                           ================================


     The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has included the proforma disclosure required by SFAS No. 123 for all periods presented.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair-value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996, 1997 and 1998: risk-free interest rates of 6.5%, 5.5% and 5.5%, respectively; dividend yield of 0% for all years; volatility factor of the expected market price of the Company's common stock of 70% for all years; and a weighted-average expected life of the options of 7.5 years for all years.

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The aggregate fair value of options granted in 1996, 1997 and 1998 was approximately
$1,400,000, $1,689,000 and $886,000, respectively. The Company's pro forma information follows:

                                                           1996                 1997                  1998
                                                           ----                 ----                  ----

         Net loss              As reported            $(4,984,799)          $(2,351,464)          $(4,829,950)

                               Pro forma               (5,071,094)           (2,833,712)           (5,644,899)

         Basic and             As reported                   (.44)                 (.18)                 (.34)
         diluted net loss
         per share:            Pro forma                     (.45)                 (.21)                 (.40)




(11)     Facility Lease

         During 1991, the Company entered into a ten-year operating lease for a facility. Minimum rental payments under the lease are as follows:

                                                                     Rental
                                                                   Commitment

                             1999                                  $ 710,000
                             2000                                    710,000
                             2001                                    533,000
                                                              ------------------

                                                                 $ 1,953,000
                                                              ==================

         Total rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $700,000, $761,000 and $771,000, respectively. The 1996 period is net of sublease revenue received from subtenants of $58,000

                        Report of Independent Accountants


To the Venturers of
    Diacrin/Genzyme LLC
    (A Development Stage Enterprise):

In our opinion, the accompanying balance sheet and the related statements of operations, changes in venturers' capital (deficit) and cash flows present fairly, in all material respects, the financial position of Diacrin/Genzyme LLC (A Development Stage Enterprise) (the "Joint Venture") at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from October 1, 1996 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Joint Venture's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.






Boston, Massachusetts
February 12, 1999, except as to the information presented in Note E, for which the date is March 4, 1999



                                           DIACRIN/GENZYME LLC
                                     (A Development Stage Enterprise)

                                              BALANCE SHEET

                                            December 31, 1998


                                                  ASSETS
Cash                                                            $         4,908
Prepaid to Diacrin, Inc. (Note C)                                       346,925
Other current assets                                                     11,899
                                                               -----------------

                   Total current assets                                 363,732

Property and equipment, net (Note D)                                     220,164
                                                               -----------------

                   Total assets                                   $     583,896
                                                               =================


                               LIABILITIES AND VENTURERS' CAPITAL (DEFICIT)

Payable to Genzyme Tissue Repair (Note C)                         $     885,161
                                                               -----------------

                   Total liabilities                                    885,161
                                                               -----------------

Commitments and contingencies (Notes C and E)

Venturers' capital (deficit) (including deficit accumulated during the development stage of $17,946,732)
     Genzyme Corporation                                               (223,823)
     Diacrin, Inc.                                                      (77,442)
                                                               -----------------

                   Total venturers' capital (deficit)                  (301,265)
                                                               -----------------
                       Total liabilities and venturers'
                            capital (deficit)                     $     583,896
                                                               =================





   The accompanying notes are an integral part of these financial statements.

                               DIACRIN/GENZYME LLC
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                                  for the period
                                                                                                       from
                                                                                                 October 1, 1996
                                                                         for the year                (date of
                                                                             ended                inception) to
                                                                         December 31,              December, 31
                                                                             1998                      1998
                                                                       ------------------     -----------------------

Operating costs and expenses
    Research and development - Diacrin, Inc.                             $     4,549,000           $      10,349,398
    Research and development - Genzyme Tissue Repair                           4,985,391                   7,489,071
    General and administrative expenses                                           60,955                     108,263
                                                                       ------------------     -----------------------

Net loss                                                                 $    (9,595,346)          $     (17,946,732)
                                                                       ==================     =======================






















   The accompanying notes are an integral part of these financial statements.

                               DIACRIN/GENZYME LLC
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                           for the period
                                                                                                from
                                                                                          October 1, 1996
                                                                     for the year             (date of
                                                                         ended             inception) to
                                                                     December 31,           December, 31
                                                                         1998                   1998
                                                                   ------------------    -------------------

Operating activities:
     Net loss                                                          $  (9,595,346)        $  (17,946,732)

     Reconciliation  of net loss to net cash used by operating activities:
         Depreciation                                                         37,625                 59,218
         Increase (decrease) in cash from working
                     capital changes:
              Prepaid to Diacrin, Inc.                                        50,000              (346,925)
              Payable to Genzyme Tissue Repair                               667,505                885,161
              Other current assets                                              (649)               (11,899)
                                                                   ------------------    -------------------

Net cash used by operating activities                                     (8,840,865)           (17,361,177)
                                                                   ------------------    -------------------

Investing activities:
    Acquisition of property and equipment                                    (78,191)              (279,382)

Financing activities:
    Capital contributed by Genzyme Tissue Repair                           7,004,722             15,736,226
    Capital contributed by Diacrin, Inc.                                   1,909,241              1,909,241
                                                                   ------------------    -------------------

Net cash provided by financing activities                                  8,913,963             17,645,467
                                                                   ------------------    -------------------

(Decrease) increase in cash                                                  (5,093)                  4,908
Cash at beginning of period                                                  10,001                     -
                                                                   ------------------    -------------------

Cash at end of period                                               $         4,908       $           4,908
                                                                   ==================    ===================

There were no non-cash transactions and no interest or taxes were paid.

         The accompanying notes are an integral part of these financial

                               DIACRIN/GENZYME LLC
                        (A Development Stage Enterprise)

              STATEMENT OF CHANGES IN VENTURERS' CAPITAL (DEFICIT)

  for the period from October 1, 1996 (date of inception) to December 31, 1998


                                                                                                   Total
                                                        Genzyme                                  Venturers'
                                                      Corporation          Diacrin, Inc.      Capital (Deficit)
                                                    ----------------     ---------------    ---------------------

1996 capital contributions                             $  1,911,968                               $    1,911,968
1996 net loss                                            (1,542,374)                                  (1,542,374)
                                                    ----------------                        ---------------------

Balance at December 31, 1996                                369,594                                      369,594

1997 capital contributions                                6,819,536                                    6,819,536
1997 net loss                                            (6,809,012)                                  (6,809,012)
                                                    ----------------                        ---------------------

Balance at December 31, 1997                                380,118                                      380,118

1998 capital contributions                                7,004,722         $ 1,909,241                8,913,963
1998 net loss                                            (7,608,663)         (1,986,683)              (9,595,346)
                                                    ----------------     ---------------    ---------------------

Balance at December 31, 1998                            $  (223,823)        $   (77,442)          $     (301,265)
                                                    ================     ===============    =====================















   The accompanying notes are an integral part of these financial statements.

                               DIACRIN/GENZYME LLC
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


A.     Organization:

       On October 1, 1996, Diacrin/Genzyme LLC ("the Joint Venture") was established as a joint venture between Genzyme Corporation ("Genzyme") and Diacrin, Inc. ("Diacrin") (collectively, the "Venturers"), to develop and commercialize products and processes for use in the treatment of Parkinson's disease and Huntington's disease in humans using porcine fetal cells. Genzyme allocated the JV to the Genzyme Tissue Repair Division ("GTR"). Under the terms of the Collaboration Agreement among Diacrin, Genzyme and the Joint Venture (the "Collaboration Agreement"), all funding is provided by the Venturers, and all payments for work performed are made to the Venturers. GTR provided the initial $10.0 million of the funding requirements, and the next $40.0 million of the funding requirements will be provided 75% by GTR and 25% by Diacrin. After $50.0 million has been funded, additional funding will be provided equally by the Venturers. Funding is provided on a monthly basis. Losses from the Joint Venture will be shared in proportion to the capital contributions of each Venturer. Profits from the Joint Venture will be shared equally by the Venturers. The amounts funded to the Joint Venture by the Venturers are paid by the Joint Venture to the Venturers based upon the dollar amount of work, at defined cost, that each Venturer performs toward the Joint Venture. All general and administrative expenses recorded on the statements of operations are for costs incurred by and reimbursed to, the Venturers. See also Note C.

       The Steering Committee of the Joint Venture is comprised of representatives of each Venturer. The Steering Committee is responsible for approving the budget of the Joint Venture and monitoring the scientific progress of the Joint Venture.

       The intangible assets or technological know-how contributed by Diacrin to the Joint Venture is not included as an asset in these financial statements because generally accepted accounting principles require that assets be recorded at their book value. The book value of these assets is $0.



B.     Accounting Policies:

          Accounting Method

          The financial  statements  have been prepared under the accrual method
          of  accounting  in  conformity  with  generally  accepted   accounting
          principles.

                               DIACRIN/GENZYME LLC
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


          Fiscal Year-End

          Genzyme and Diacrin, as Venturers, have determined that the fiscal year-end of the Joint Venture is December 31.

            Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          Property and Equipment

          Depreciation expense is computed on a straight-line basis over the useful life of the property and equipment (3 to 7 years), and over the lesser of the life of the lease or the life of the leasehold improvement. When assets are retired or otherwise disposed of, the assets and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations.

          Research and Development Expenses

          Research and development costs are expensed as incurred. The research and development efforts are currently being conducted by the Venturers. The costs incurred by these related parties, which are subject to an annual budget as approved by the Joint Venture's Steering Committee, are then charged to the Joint Venture, at defined cost, or at amounts agreed to by the Venturers.

          Income Taxes

          The Joint Venture is organized as a pass-through entity; accordingly, the financial statements do not include a provision for income taxes. Taxes, if any, are the liability of Genzyme and Diacrin, as venturers.

          Uncertainties

          The Joint Venture is subject to risks common to companies in the biotechnology industry, including but not limited to, development by its competitors of new technological innovations, protection of proprietary technology, health care cost containment initiatives, product liability and compliance with government regulations, including those of the United States Department of Health and Human Services and the United States Food and Drug Administration.


                               DIACRIN/GENZYME LLC
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


C.     Agreements with Venturers:

          Funding

          Genzyme agreed to make financing available to Diacrin from and after the date that Genzyme provides the initial $10.0 million of funding to the Joint Venture. Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit (the "Line") of up to an aggregate amount of $10.0 million. Diacrin may draw on the Line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the Joint Venture. The Line will be available through the date five years after the date Diacrin first draws on the Line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other considerations; and the aggregate amount of draws in any calendar year may not exceed $5.0 million. Diacrin did not make any draws on the Line during the year ended December 31, 1998.

          During the year ended December 31, 1998, the amount of funding Genzyme provided to the Joint Venture exceeded the initial $10.0 million of funding to the Joint Venture; and, therefore, Genzyme and Diacrin funded 75% and 25%, respectively, thereafter.

          Other Agreements

          The amount payable to GTR for research and development will be settled by cash payment and represents costs incurred by GTR that are reimbursable under the Collaboration Agreement. The amount prepaid to Diacrin is based upon Diacrin's estimate of the work they will perform in the next month.

          According to the terms of the Operating Agreement between Diacrin and Genzyme (the "Operating Agreement"), in no event shall net losses of the Joint Venture be allocated to a Venturer if such allocation would cause or increase a negative balance in such Venturer's capital account. However, both Venturers had negative capital balances at December 31, 1998 in violation of the Operating Agreement. Accordingly, these negative equity balances represent receivables from the Venturers; the Venturers provided additional funding in 1999 to pay these amounts.

          The Joint Venture leases space for research and development from Genzyme. The current lease agreement is for the three-year period that commenced on July 1, 1998, and terminates on June 30, 2001, for an annual amount of $364,164.

                               DIACRIN/GENZYME LLC
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


          The Joint Venture incurred $610,392 of rent expense for the year ended December 31, 1998, and expects to incur $364,164, $364,164 and $151,735 in the years ending December 31, 1999, 2000, and 2001, respectively.



D.     Property and Equipment:

       Property and equipment is stated at cost. At December 31, 1998, property and equipment consisted of the following:



Lab equipment                                           $        166,820
Computer equipment                                                71,991
Leasehold improvements                                            27,608
Furniture and fixtures                                            12,963
                                                        --------------------

                                                                 279,382
Less: accumulated depreciation                                   (59,218)
                                                        --------------------

Property and equipment, net                             $        220,164
                                                        ====================


       Depreciation expense was $37,625 and $59,218, for the year ended December 31, 1998 and the period from October 1, 1996 (date of inception) to December 31, 1998, respectively.



E.     Subsequent Event:

       In March 1999, Genzyme announced plans to reallocate its interest in the Joint Venture from GTR to the Genzyme General Division. The transfer of the interest is subject to the approval of GTR shareholders.


