Form 10-Q
period 1999-03-31
DIACRIN INC /DE/
filed 1999-05-13
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---                              ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                           YES       X      NO
                                 -------        -------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of April 30, 1999, 14,357,493 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index




                                                                            Page
PART I. -         FINANCIAL INFORMATION

Item 1.           Financial Statements

                    Balance Sheets as of
                    December 31, 1998 and March 31, 1999.....................  3

                    Statements of Operations for the Three Month
                    Periods Ended March 31, 1998 and 1999....................  4

                    Statements of Cash Flows for the Three Month Periods
                    Ended March 31, 1998 and 1999............................  5

                    Notes to Financial Statements............................  6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................  8

Item 3.           Quantitative and Qualitative Disclosure About
                    Market Risk.............................................. 11

PART II. -        OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.................. 12

SIGNATURES................................................................... 13

                                                              Diacrin, Inc.
                                                              Balance Sheets
                                                               (Unaudited)

                                                                          December 31,                 March 31,
                                                                             1998                        1999

ASSETS
Current assets:
     Cash and cash equivalents                                        $    4,995,054             $     2,719,629
     Short-term investments                                               18,670,392                  19,833,106
     Interest receivable and other current assets                            394,413                     527,052
                                                                  ------------------          ------------------

         Total current assets                                             24,059,859                  23,079,787
                                                                    ----------------            ----------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                  878,208                     891,753
     Equipment under capital lease                                           675,262                     675,262
     Furniture and office equipment                                          293,873                     297,607
     Leasehold improvements                                                   76,827                      77,529
                                                                 -------------------         -------------------
                                                                           1,924,170                   1,942,151
     Less- Accumulated depreciation and amortization                       1,199,673                   1,264,461
                                                                    ----------------           -----------------
                                                                             724,497                     677,690
                                                                   -----------------          ------------------

Long-term investments                                                      2,605,010                   2,031,480
Investment in joint venture                                                   94,508                      38,002
                                                                  ------------------          ------------------
                                                                           2,699,518                   2,069,482
                                                                    ----------------            ----------------

                                                                     $    27,483,874             $    25,826,959
                                                                     ===============             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $         268,002            $        174,249
     Accrued expenses                                                      1,359,982                   1,101,670
     Deferred revenue                                                        338,855                     360,833
     Current portion of long-term debt                                       280,724                     228,762
                                                                  ------------------          ------------------
         Total current liabilities                                         2,247,563                   1,865,514
                                                                   -----------------           -----------------

Long-term debt                                                               391,702                     353,043
                                                                   -----------------          ------------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; authorized-- 30,000,000
         shares; issued and outstanding--14,327,218 shares
         and 14,355,493 shares at December 31, 1998
         and March 31, 1999, respectively                                    143,272                     143,555
     Additional paid-in capital                                           64,191,075                  64,219,493
     Accumulated deficit                                                 (39,489,738)                (40,754,646)
                                                                    ----------------            ----------------
              Total stockholders' equity                                  24,844,609                  23,608,402
                                                                    ----------------            ----------------

                                                                    $     27,483,874             $    25,826,959
                                                                    ================             ===============


                 See Accompanying Notes to Financial Statements

                                                             Diacrin, Inc.
                                                        Statements of Operations
                                                              (Unaudited)

                                                                       Three Months
                                                                      Ended March 31,
                                                               1998                    1999
                                                            ----------                -------

REVENUES:
   Research and development                               $  1,142,746           $    798,016
   Interest income                                             351,185                358,226
                                                            ----------             ----------
       Total revenues                                        1,493,931              1,156,242
                                                            ----------             ----------

OPERATING EXPENSES:
    Research and development                                 1,839,443              1,616,616
    General and administrative                                 402,177                322,030
    Interest expense                                            26,438                 15,496
                                                            ----------             ----------
       Total operating expenses                              2,268,058              1,954,142
                                                            ----------             ----------

EQUITY IN OPERATIONS OF JOINT VENTURE                          (54,989)              (467,008)
                                                            ----------             ----------

NET LOSS                                                  $   (829,116)       $    (1,264,908)
                                                          =============       ================

BASIC AND DILUTED
     NET LOSS PER COMMON SHARE                           $        (.06)          $        (.09)
                                                         ==============         ==============

SHARES USED IN COMPUTING BASIC AND
     DILUTED NET LOSS PER COMMON SHARE                      13,657,209             14,350,539
                                                            ==========             ==========























                 See Accompanying Notes to Financial Statements

                                                             Diacrin, Inc.
                                                        Statements of Cash Flows
                                                              (Unaudited)


                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                  1998              1999
                                                                                 ------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $ (829,116)     $ (1,264,908)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                           75,736            64,788
          Equity in operations of joint venture                                   54,989           467,008
    Changes in assets and liabilities-
       Interest receivable and other current assets                               57,408          (132,639)
       Accounts payable                                                           24,719           (93,753)
       Accrued expenses                                                         (145,847)         (185,317)
       Deferred revenue                                                          152,061            21,978
                                                                             -----------       -----------

              Net cash used in operating activities                             (610,050)       (1,122,843)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                        (1,224,837)       (1,162,714)
    Purchases of property and equipment, net                                      (7,509)          (17,981)
    (Increase) decrease in long-term investments                              (1,297,942)          573,530
    Investment in joint venture                                                 (117,492)         (749,501)
    Return of capital for services provided on behalf of joint venture             -               266,005
                                                                             -----------       -----------

              Net cash used in investing activities                           (2,647,780)       (1,090,661)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                     9,447,142            28,701
    Principal payments on long-term debt                                         (81,537)          (90,622)
                                                                             -----------       -----------

              Net cash provided by (used in) financing activities              9,365,605           (61,921)
                                                                             -----------       -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                       6,107,775        (2,275,425)

CASH AND CASH EQUIVALENTS, beginning of period                                 5,015,777         4,995,054
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                   $  11,123,552     $   2,719,629
                                                                           =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                        $      26,438    $       15,496
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

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         (b)      Net Loss per Common Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 401,741 at March 31, 1999 because to include such shares would be antidilutive.

                                  Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

         (c)       New Accounting Standards

         The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. Unless impracticable, companies are required to restate prior period information upon adoption. To date, the Company has viewed its operations and managed its business as principally one segment. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 is effective for years beginning after December 15, 1997. The Company's adoption of this statement did not have a material impact on the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for the year ended December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on the Company's financial statements.

3.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents consisted primarily of a money market mutual fund at December 31, 1998 and March 31, 1999. Short-term investments and long-term investments consisted of corporate notes at December 31, 1998 and March 31, 1999. At March 31, 1999 short-term investments and long-term investments had a remaining average maturity of 6 months and 16 months, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                  Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from the Joint Venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in increasing operating losses for at least the next several years. At March 31, 1999, the Company had an accumulated deficit of $40.8 million.

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

                  For 1996 and 1997, the Company expensed all research and development costs related to the Joint Venture Products incurred by it on behalf of the Joint Venture and recognized an equal amount of research and development revenue due to the fact that costs incurred were funded by the Joint Venture exclusively out of contributions made to it by Genzyme. Through December 31, 1997, Genzyme made 100% of the total cash contributions to the Joint Venture on a monthly basis, in advance. During the first quarter of 1998, the Joint
Venture's cumulative funding requirements since its inception exceeded $10 million. As such, the Company, as required by the joint venture agreement, began making cash contributions to the Joint Venture equal to 25% of the Joint Venture's monthly funding requirements. The Joint Venture's funding requirements are determined on a monthly basis by the Company and Genzyme and are met by monthly contributions from both parties in percentages prescribed by the terms of the joint venture agreement. To the extent the Company's contributed funds are used to fund expenses incurred by Genzyme on behalf of the Joint Venture, the Company recognizes an expense in its statement of operations captioned
"equity in operations of Joint Venture." Furthermore, to the extent the Company's contributed funds are used to fund expenses incurred by the Company on behalf of the Joint Venture, the Company reduces the research and development revenue recognized by it from the Joint Venture by an amount equal to the Company-funded portion of such expenses.

         Any profits of the Joint Venture are to be shared equally by Genzyme and the Company. Losses of the Joint Venture are allocated to each party in proportion to the funding provided by each party.

Results of Operations

Three Months Ended March 31, 1999 Versus Three Months Ended March 31, 1998

                  Research and development revenues were approximately $798,000 for the three months ended March 31, 1999 versus $1.1 million for the three months ended March 31, 1998 and were derived exclusively from the Joint Venture. This reduction in research and development revenues was attributable to the reduction from 100% to 75% in the percentage of funding for the Joint Venture provided by Genzyme which took effect in the first quarter of 1998.

         Interest income of $358,000 and $351,000 for the three month periods ended March 31, 1999 and 1998, respectively, was relatively unchanged between periods. As a result of the Company's private placement in February 1998 which raised approximately $9.45 million, the average cash equivalents and investments balance for both three month periods remained consistent.

         Research and development expenses were $1.6 million for the three months ended March 31, 1999 versus $1.8 million for the three months ended March 31, 1998. This 12% decrease was primarily due to the production costs of clinical grade antibody produced during the prior year period for use in certain of the Joint Venture's planned phase 2/3 clinical trials of NeuroCell(TM)-PD.

         General and administrative expenses were $322,000 and $402,000 for the three months ended March 31, 1999 and 1998, respectively. This 20% decrease was primarily due to decreased salary costs.

         Interest expense was $15,000 and $26,000 for the three months ended March 31, 1999 and 1998, respectively.

         For the three months ended March 31, 1999 and 1998, the Company recorded an expense of $467,000 and $55,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. The Company was not required to make contributions to the Joint Venture prior to the quarter ended March, 31, 1998. The increased charge in the current year period is primarily a result of the timing of the commencement of contributions by the Company to the Joint Venture in the prior year quarter.

         The Company incurred a net loss of approximately $1.3 million for the three months ended March 31, 1999 versus approximately $829,000 for the three months ended March 31, 1998.

Liquidity and Capital Resources

         The Company has financed its activities primarily with the net proceeds from its equity offerings aggregating $63 million and with interest earned thereon. In addition, the Company has recorded approximately $10.2 million in revenue from the Joint Venture since it commenced on October 1, 1996. At March 31, 1999, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $24.6 million.

         In November 1997, the Company borrowed $650,000 at the Prime Rate + .5% under an unsecured five-year term loan with a bank to finance production equipment acquired during 1997. As of March 31, 1999 the Company had approximately $582,000 outstanding under the term loan with the bank and under a master lease agreement for capital equipment. The Company had no material commitments for capital expenditures as of March 31, 1999.

         Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being developed by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture in accordance with the terms, and subject to the conditions, of the joint venture agreement. Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. As of March 31, 1999, approximately $18.0 million and $2.6 million has been contributed to the Joint Venture by Genzyme and Diacrin, respectively. The Company's obligation to fund 25% of the program costs commenced in the first quarter of 1998. The Company expects that the Joint Venture's 1999 product development plans, which are 25% funded by Diacrin, will significantly increase the Company's net loss and cash and investments used in 1999 as compared with 1998.

         The Company believes that its existing funds, together with expected future funding under the joint venture agreement with Genzyme, will be sufficient to fund its operating expenses and capital requirements as currently planned through at least mid-2001. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, any termination of the Joint Venture, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved Company products and other factors. For a more detailed discussion of these and other factors that may affect the Company's future operating results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

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

         At March 31, 1999, the Company had completed its assessment of its financial and management operating computer systems and has identified software that is not Year 2000 compliant. The Company estimates the cost to update this software, through the purchase of an off-the-shelf software package, together with hardware and network server software, will be approximately $8,000. At March 31, 1999, the Company had spent approximately $5,000 in this effort. The Company is substantially complete with its update of the systems that were identified as not being Year 2000 compliant.

         At March 31, 1999, the Company had also completed its assessment of its Year 2000 exposure to operating computer systems used in the Company's research and development laboratories and embedded chips in its facilities and equipment used in its facilities. The Company has not identified any non-compliant systems that play a significant role in the Company's research, product development or facilities management.

         The Company continues to interview financial institutions and vendors to determine their exposure to year 2000 issues, their anticipated risks and responses to those risks. To date, the Company has not obtained information suggesting any critical vendors or financial institutions will not be able to service or supply the Company on or after January 1, 2000.

         The Company does not separately track the internal costs incurred related to its year 2000 compliance efforts and, therefore, these costs are unknown. To date, costs incurred principally relate to employee payroll costs. Although the aggregate additional costs of the Company's year 2000 program cannot be known at this time, it is not currently expected to be material.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of decline in interest rates.

         Interest Rate Risk - The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuation. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) The Company did not sell any equity securities during the quarter ended March 31, 1999 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through March 31, 1999, the Company has used approximately $9,800,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $9,800,000 used, approximately $283,000 was used for the purchase of machinery and equipment; approximately $672,000 was used for repayment of indebtedness; and approximately $8,845,000 was used for working capital. The unused proceeds of approximately $11,112,000 are in temporary investments consisting of corporate notes and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              Diacrin, Inc.



May 13,  1999                                           /s/  Thomas H. Fraser
                                                     --------------------------
                                                             Thomas H. Fraser
                                                             President and Chief
                                                             Executive Officer



                                                        /s/  Kevin Kerrigan
                                                     --------------------------
                                                             Kevin Kerrigan
                                                             Controller