Form 10-Q
period 1999-06-30
DIACRIN INC /DE/
filed 1999-08-13
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----                              ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                        YES       X                        NO
                              --------                        -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of July 31, 1999, 14,366,601 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index




                                                                            Page
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

            Balance Sheets as of
            December 31, 1998 and June 30, 1999............................... 3

            Statements of Operations for each of the three and six month periods ended June 30, 1998 and 1999.............................. 4

            Statements of Cash Flows for each of the six month periods ended June 30, 1998 and 1999...................................... 5

            Notes to Financial Statements..................................... 6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................ 8

Item 3.   Quantitative and Qualitative Disclosure About
           Market Risk........................................................12

PART II.- OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...........................13

SIGNATURES....................................................................14

                                                              Diacrin, Inc.
                                                              Balance Sheets
                                                               (Unaudited)

                                                                          December 31,                June 30,
                                                                             1998                       1999

ASSETS
Current assets:
     Cash and cash equivalents                                        $    4,995,054             $     2,235,505
     Short-term investments                                               18,670,392                  15,568,398
     Interest receivable and other current assets                            394,413                     523,990
                                                                    ----------------             ---------------

         Total current assets                                             24,059,859                  18,327,893
                                                                    ----------------             ---------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                  878,208                     891,753
     Equipment under capital lease                                           675,262                     675,262
     Furniture and office equipment                                          293,873                     297,607
     Leasehold improvements                                                   76,827                      77,529
                                                                    ----------------             ---------------
                                                                           1,924,170                   1,942,151
     Less- Accumulated depreciation and amortization                       1,199,673                   1,326,380
                                                                    ----------------             ---------------
                                                                             724,497                     615,771
                                                                    ----------------             ---------------

Long-term investments                                                      2,605,010                   5,506,873
Investment in joint venture                                                   94,508                     -
                                                                    ----------------             ---------------
                                                                           2,699,518                   5,506,873
                                                                    ----------------             ---------------

                                                                    $     27,483,874             $    24,450,537
                                                                    ================             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $         268,002            $        112,254
     Accrued expenses                                                      1,359,982                   1,313,139
     Deferred revenue                                                        338,855                      -
     Current portion of long-term debt                                       280,724                     174,893
                                                                    ----------------             ---------------
         Total current liabilities                                         2,247,563                   1,600,286
                                                                    ----------------             ---------------

Long-term debt                                                               391,702                     314,167
                                                                    ----------------             ---------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; authorized-- 30,000,000
         shares; issued and outstanding--14,327,218 shares
         and 14,366,601 shares at December 31, 1998
         and June 30, 1999, respectively                                     143,272                     143,666
     Additional paid-in capital                                           64,191,075                  64,230,216
     Accumulated deficit                                                 (39,489,738)                (41,837,798)
                                                                    ----------------             ---------------
              Total stockholders' equity                                  24,844,609                  22,536,084
                                                                    ----------------             ---------------

                                                                    $     27,483,874             $    24,450,537
                                                                    ================             ===============


                                  See Accompanying Notes to Financial Statements

                                                             Diacrin, Inc.
                                                        Statements of Operations
                                                              (Unaudited)

                                                            Three Months                        Six Months
                                                           Ended June 30,                     Ended June 30,
                                                      1998              1999              1998              1999
                                                   ----------       ----------         ----------        ----------
REVENUES:
   Research and development                        $  906,971       $  879,322       $  2,049,718       $ 1,677,339
   Interest income                                    429,156          334,836            780,340           693,062
                                                   ----------       ----------          ---------         ---------
       Total revenues                               1,336,127        1,214,158          2,830,058         2,370,401
                                                   ----------       ----------          ---------         ---------

OPERATING EXPENSES:
    Research and development                        1,921,122        1,581,633          3,760,565         3,198,249
    General and administrative                        371,385          331,559            773,562           653,589
   Interest expense                                    23,819           12,458             50,257            27,955
                                                   ----------       ----------          ---------        ----------
       Total operating expenses                     2,316,326        1,925,650          4,584,384         3,879,793
                                                   ----------       ----------          ---------        ----------

EQUITY IN OPERATIONS
    OF JOINT VENTURE                                 (249,250)        (371,660)          (304,239)         (838,668)
                                                   ----------       ----------          ---------        ----------

NET LOSS                                         $ (1,229,449) $    (1,083,152)      $ (2,058,565)     $ (2,348,060)
                                                 ============= ================      =============     =============

NET LOSS PER COMMON SHARE                        $       (.09)   $        (.08)      $        (.15)    $        (.16)
                                                 ============== ===============      =============     =============

SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE                      14,313,172       14,359,222          13,987,082        14,354,748
                                                   ==========       ==========          ==========        ==========



















                                  See Accompanying Notes to Financial Statements

                                                             Diacrin, Inc.
                                                        Statements of Cash Flows
                                                              (Unaudited)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                                 1998               1999

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (2,058,565)     $ (2,348,060)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                          168,203           126,706
          Equity in operations of joint venture                                  304,239           838,668
    Changes in assets and liabilities-
       Interest receivable and other current assets                              (29,113)         (129,577)
       Accounts payable                                                           (8,310)         (155,748)
       Accrued expenses                                                          (42,082)           (7,352)
       Deferred revenue                                                             (134)         (338,855)
                                                                             -----------       -----------

              Net cash used in operating activities                           (1,665,762)       (2,014,218)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments                             (9,011,079)        3,101,994
    Purchases of property and equipment, net                                     (43,261)          (17,981)
    Decrease (increase) in long-term investments                                 764,782        (2,901,863)
    Investment in joint venture                                                 (680,250)       (1,226,027)
    Return of capital for services provided on behalf of joint venture           388,332           442,377
                                                                             -----------       -----------

              Net cash used in investing activities                           (8,581,476)         (601,500)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                     9,466,813            39,535
    Principal payments on long-term debt                                        (164,867)         (183,367)
                                                                             -----------       -----------

              Net cash provided by (used in) financing activities              9,301,946          (143,832)
                                                                             -----------       -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                                                        (945,292)       (2,759,550)

CASH AND CASH EQUIVALENTS, beginning of period                                 5,015,777         4,995,054
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   4,070,485     $   2,235,504
                                                                           =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                        $      50,257    $       27,955
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

         (b)      Net Loss per Common Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 427,421 at June 30, 1999 because to include such shares would be antidilutive.

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

3.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents consisted primarily of a money market mutual fund at December 31, 1998 and June 30, 1999. Short-term investments and long-term investments consisted of corporate notes at December 31, 1998 and June 30, 1999. At June 30, 1999 short-term investments and long-term investments had a remaining average maturity of 4 months and 15 months, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                  Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from the Joint Venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in increasing operating losses for at least the next several years. At June 30, 1999, the Company had an accumulated deficit of $41.8 million.

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

Results of Operations

Three Months Ended June 30, 1999 Versus Three Months Ended June 30, 1998

                  Research and development revenues of approximately $879,000 for the three months ended June 30, 1999 and $907,000 for the three months ended June 30, 1998 were derived exclusively from the Joint Venture and was relatively unchanged between periods.

         Interest income was $335,000 and $429,000 for the three month periods ended June 30, 1999 and 1998, respectively. This 22% decrease was due to a decrease in the cash and investments on hand between the periods.

         Research and development expenses were $1.6 million for the three months ended June 30, 1999 versus $1.9 million for the three months ended June 30, 1998. This 18% decrease was primarily due to the production costs of clinical grade antibody produced during the prior year period for use in certain of the Joint Venture's planned clinical trials of NeuroCell(TM)-PD.

         General and administrative expenses were $332,000 and $371,000 for the three months ended June 30, 1999 and 1998, respectively. This 11% decrease was primarily due to decreased salary costs.

         For the three months ended June 30, 1999 and 1998, the Company recorded an expense of $372,000 and $249,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture.

         The Company incurred a net loss of approximately $1.1 million for the three months ended June 30, 1999 versus approximately $1.2 million for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 Versus Six Months Ended June 30, 1998

                  Research and development revenues were approximately $1.7 million for the six months ended June 30, 1999 versus $2.0 million for the six months ended June 30, 1998 and were derived exclusively from the Joint Venture. This reduction in research and development revenues was attributable to the reduction from 100% to 75% in the percentage of funding for the Joint Venture provided by Genzyme which took effect in the first quarter of 1998.

         Interest income was $693,000 and $780,000 for the six month periods ended June 30, 1999 and 1998, respectively. This 11% decrease was due to a decrease in cash and investments on hand between the periods.

         Research and development expenses were $3.2 million for the six months ended June 30, 1999 versus $3.8 million for the six months ended June 30, 1998. This 15% decrease was primarily due to the production costs of clinical grade antibody produced during the prior year period for use in certain of the Joint Venture's planned clinical trials of NeuroCell(TM)-PD.

         General and administrative expenses were $654,000 and $774,000 for the six months ended June 30, 1999 and 1998, respectively. This 16% decrease was primarily due to decreased salary costs.

         For the six months ended June 30, 1999 and 1998, the Company recorded an expense of $839,000 and $304,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. The Company was not required to make contributions to the Joint Venture prior to the quarter ended March 31, 1998. The increased charge in the current year period was primarily a result of the timing of the commencement of contributions by the Company to the Joint Venture in the prior year period.

         The Company incurred a net loss of approximately $2.3 million for the six months ended June 30, 1999 versus approximately $2.1 million for the six months ended June 30, 1998.

Liquidity and Capital Resources

         The Company has financed its activities primarily with the net proceeds from its equity offerings aggregating $63 million and with interest earned thereon. In addition, the Company has recorded approximately $11.1 million in revenue from the Joint Venture since it commenced on October 1, 1996. At June 30, 1999, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $23.3 million.

         In November 1997, the Company borrowed $650,000 at the Prime Rate plus .5% under an unsecured five-year term loan with a bank to finance production
equipment   acquired   during  1997.  As  of  June  30,  1999  the  Company  had
approximately $489,000 outstanding under the term loan with the bank and under a master lease agreement for capital equipment. The Company had no material commitments for capital expenditures as of June 30, 1999.

         Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being developed by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture in accordance with the terms, and subject to the conditions, of the joint venture agreement. Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. As of June 30, 1999, approximately $19.3 million and $3.1 million has been contributed to the Joint Venture by Genzyme and Diacrin, respectively. The Company's obligation to fund 25% of the program costs commenced in the first quarter of 1998. The Company expects that the Joint Venture's 1999 product development plans, which are 25% funded by Diacrin, will significantly increase the Company's net loss and cash and investments used in 1999 as compared with 1998.

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

         At June 30, 1999, the Company had completed its assessment of its financial and management operating computer systems, had identified software that is not Year 2000 compliant and had updated this software, through the purchase of an off-the-shelf software package, together with hardware and network server software. The Company spent approximately $5,000 in this effort.

         At June 30, 1999, the Company had also completed its assessment of its Year 2000 exposure to operating computer systems used in the Company's research and development laboratories and embedded chips in its facilities and equipment used in its facilities. The Company has not identified any non-compliant systems that play a significant role in the Company's research, product development or facilities management.

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

         If the Company is unsuccessful in completing remediation of non-compliant systems, or if any of the Company's third party suppliers and partners do not timely complete their remediation programs, additional costs may be incurred to develop alternative methods of managing the effected aspects of the Company's business. In addition, the Company's clinical and preclinical trials for all of its product candidates could be delayed. Based on the information currently available to the Company, Year 2000 issues are not expected to have a significant impact on the Company's ongoing results of operations. Accordingly, the Company has not identified a most reasonably likely worst case scenario and has not developed contingency plans.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) The Company did not sell any equity securities during the quarter ended June 30, 1999 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through June 30, 1999, the Company has used approximately $10,900,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $10,900,000 used, approximately $283,000 was used for the purchase of machinery and equipment; approximately $765,000 was used for repayment of indebtedness; and approximately $9,852,000 was used for working capital. The unused proceeds of approximately $10,012,000 are in temporary investments consisting of corporate notes and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              Diacrin, Inc.



August 13,  1999                                        /s/  Thomas H. Fraser
                                                     --------------------------
                                                             Thomas H. Fraser
                                                             President and Chief
                                                             Executive Officer



                                                        /s/  Kevin Kerrigan
                                                     --------------------------
                                                             Kevin Kerrigan
                                                             Controller