Form 10-Q
period 1999-09-30
DIACRIN INC /DE/
filed 1999-11-12
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      (Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                           YES   X              NO
                              ------               ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of October 31, 1999, 14,376,058 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index




                                                                 Page
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

           Balance Sheets as of
           December 31, 1998 and September 30, 1999............... 3

           Statements of Operations for each of the three and nine month periods ended September 30, 1998 and 1999.............. 4

           Statements of Cash Flows for each of the nine month periods ended September 30, 1998 and 1999...................... 5

           Notes to Financial Statements.......................... 6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations................... 8

Item 3.    Quantitative and Qualitative Disclosure About
            Market Risk........................................... 12

PART II. -        OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds....... 13

SIGNATURES........................................................ 14

                                  Diacrin, Inc.
                                 Balance Sheets
                                   (Unaudited)


                                                                        December 31,                September 30,
                                                                             1998                        1999
ASSETS
Current assets:
     Cash and cash equivalents                                        $    4,995,054             $     4,055,719
     Short-term investments                                               18,670,392                  13,470,574
     Interest receivable and other current assets                            394,413                     535,387
                                                                  ------------------          ------------------

         Total current assets                                             24,059,859                  18,061,680
                                                                    ----------------            ----------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                  878,208                     891,753
     Equipment under capital lease                                           675,262                     675,262
     Furniture and office equipment                                          293,873                     302,078
     Leasehold improvements                                                   76,827                      77,529
                                                                 -------------------         -------------------
                                                                           1,924,170                   1,946,622
     Less- Accumulated depreciation and amortization                       1,199,673                   1,382,904
                                                                    ----------------           -----------------
                                                                             724,497                     563,718
                                                                   -----------------          ------------------

Long-term investments                                                      2,605,010                   4,743,445
Investment in joint venture                                                   94,508                     -
                                                                  ------------------           -----------------
                                                                           2,699,518                   4,743,445
                                                                    ----------------            ----------------

                                                                     $    27,483,874             $    23,368,843
                                                                     ===============             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $         268,002            $        121,694
     Accrued expenses                                                      1,359,982                   1,440,379
     Deferred revenue                                                        338,855                      -
     Current portion of long-term debt                                       280,724                     159,005
                                                                  ------------------          ------------------
         Total current liabilities                                         2,247,563                   1,721,078
                                                                   -----------------           -----------------

Long-term debt                                                               391,702                     281,667
                                                                   -----------------          ------------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; authorized-- 30,000,000
         shares; issued and outstanding--14,327,218 shares
         and 14,369,018 shares at December 31, 1998
         and September 30, 1999, respectively                                143,272                     143,690
     Additional paid-in capital                                           64,191,075                  64,234,279
     Accumulated deficit                                                 (39,489,738)                (43,011,871)
                                                                    ----------------            ----------------
              Total stockholders' equity                                  24,844,609                  21,366,098
                                                                    ----------------            ----------------

                                                                    $     27,483,874             $    23,368,843
                                                                    ================             ===============


                                              See Accompanying Notes to Financial Statements



                                  Diacrin, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                            Three Months                        Nine Months
                                                        Ended September 30,                 Ended September 30,
                                                      1998              1999               1998             1999
                                                   ----------        ---------          --------         ---------

REVENUES:
   Research and development                    $      790,867      $   712,185       $  2,840,585       $ 2,389,523
   Interest income                                    408,299          319,429          1,188,639         1,012,491
                                                   ----------       ----------          ---------         ---------
       Total revenues                               1,199,166        1,031,614          4,029,224         3,402,014
                                                   ----------       ----------          ---------         ---------

OPERATING EXPENSES:
    Research and development                        1,812,228        1,454,553          5,572,793         4,652,802
    General and administrative                        377,855          300,221          1,151,417           953,810
   Interest expense                                    20,951            8,977             71,208            36,931
                                                   ----------       ----------          ---------        ----------
       Total operating expenses                     2,211,034        1,763,751          6,795,418         5,643,543
                                                   ----------       ----------          ---------        ----------

EQUITY IN OPERATIONS
    OF JOINT VENTURE                                 (290,658)        (441,936)          (594,897)       (1,280,604)
                                                   ----------       ----------          ---------        ----------

NET LOSS                                         $ (1,302,526)   $  (1,174,073)      $ (3,361,091)     $ (3,522,133)
                                                 =============   ==============      =============     =============

NET LOSS PER COMMON SHARE                           $    (.09)      $    (.08)         $     (.24)     $      (.25)
                                                    ==========      ==========        ============     ============

SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE                      14,322,066       14,367,608          14,099,970       14,359,082
                                                   ==========       ==========          ==========       ==========



















                 See Accompanying Notes to Financial Statements

                                     - 4 -


                                  Diacrin, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                                  1998              1999

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (3,361,091)     $ (3,522,133)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                          261,830           183,231
          Equity in operations of joint venture                                  594,897         1,280,604
    Changes in assets and liabilities-
       Interest receivable and other current assets                              (97,926)         (140,974)
       Accounts payable                                                          (11,234)         (146,308)
       Accrued expenses                                                          119,033           (98,256)
       Deferred revenue                                                         (144,439)         (338,855)
                                                                             -----------       -----------

              Net cash used in operating activities                           (2,638,930)       (2,782,691)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments                            (10,808,278)        5,199,818
    Purchases of property and equipment, net                                     (65,790)          (22,452)
    Decrease (increase) in long-term investments                               4,913,160        (2,138,435)
    Investment in joint venture                                               (1,204,572)       (1,803,950)
    Return of capital for services provided on behalf of joint venture           651,954           796,508
                                                                             -----------       -----------

              Net cash (used in) provided by investing activities             (6,513,526)        2,031,489
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                     9,469,312            43,622
    Principal payments on long-term debt                                        (250,056)         (231,755)
                                                                             -----------       -----------

              Net cash provided by (used in) financing activities              9,219,256          (188,133)
                                                                             -----------       -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                          66,800          (939,335)

CASH AND CASH EQUIVALENTS, beginning of period                                 5,015,777         4,995,054
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   5,082,577     $   4,055,719
                                                                           =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                        $      71,208    $       36,931
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

         (b)      Net Loss per Common Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss is the same as basic net loss because the inclusion of potential common stock from the issuance of stock options and warrants of 406,969 and 473,225 at September 30, 1999 and 1998, respectively, would be antidilutive.

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

3.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents consisted primarily of a money market mutual fund at December 31, 1998 and September 30, 1999. Short-term investments and long-term investments consisted of corporate notes at December 31, 1998 and September 30, 1999. At September 30, 1999, short-term investments and long-term investments had a remaining average maturity of 4 months and 13 months, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                  Since its inception, the Company has principally focused its efforts and resources on research and development of cell transplantation products to treat neurodegenerative and other human diseases. The Company's primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, the Company has received funding from its Joint Venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. The Company has not received any revenues from the sale of products to date and does not expect to generate product revenues for at least the next several years. The Company has experienced fluctuating operating losses since its inception and expects that the additional activities required to develop and commercialize the Company's products will result in increasing operating losses for at least the next several years. At September 30, 1999, the Company had an accumulated deficit of $43.0 million.

                  In September 1996, the Company and Genzyme formed a Joint Venture to develop and commercialize NeuroCell(TM)-PD and NeuroCell(TM)-HD. In connection with the formation of the Joint Venture, the Company granted an exclusive right and license to the patent rights and technology relating to the Joint Venture Products. This right and license was considered to be the Company's initial capital contribution to the Joint Venture. The Company has a 50% ownership interest in the Joint Venture. Under the terms, and subject to certain conditions, of the joint venture agreement, which was effective October 1 1996, Genzyme has agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the Joint Venture Products. The Company agreed to provide the remaining 25% of the following $40 million in funding. All costs incurred in excess of $50 million are to be shared equally between Genzyme and the Company in accordance with the terms of the agreement. The Joint Venture plans that Diacrin and Genzyme will perform, on behalf of the Joint Venture, the development activities in connection with the Joint Venture Products and that Genzyme will market and sell the Joint Venture Products on a cost reimbursement basis on behalf of the Joint Venture.

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

Results of Operations

Three Months Ended September 30, 1999 Versus Three Months Ended
September 30, 1998

                  Research and development revenues of approximately $712,000 for the three months ended September 30, 1999 and $791,000 for the three months ended September 30, 1998 were derived exclusively from the Joint Venture and was relatively unchanged between periods.

         Interest income was $319,000 and $408,000 for the three month periods ended September 30, 1999 and 1998, respectively. This 22% decrease was due to a decrease in the cash and investments on hand between the periods.

         Research and development expenses were $1.5 million for the three months ended September 30, 1999 versus $1.8 million for the three months ended September 30, 1998. This 20% decrease was primarily due to a reduction in preclinical related research as most of the Company's product candidates have begun clinical testing.

         General and administrative expenses were $300,000 and $378,000 for the three months ended September 30, 1999 and 1998, respectively. This 21% decrease was primarily due to decreased salary costs.

         For the three months ended September 30, 1999 and 1998, the Company recorded an expense of $442,000 and $291,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture.

         The Company incurred a net loss of approximately $1.2 million for the three months ended September 30, 1999 versus approximately $1.3 million for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Versus Nine Months Ended September 30, 1998

                  Research and development revenues were approximately $2.4 million for the nine months ended September 30, 1999 versus $2.8 million for the nine months ended September 30, 1998 and were derived exclusively from the Joint Venture. This reduction in research and development revenues was primarily attributable to the reduction from 100% to 75% in the percentage of funding for the Joint Venture provided by Genzyme which took effect in the first quarter of 1998.

         Interest income was $1.0 million and $1.2 million for the nine month periods ended September 30, 1999 and 1998, respectively. This 15% decrease was due to a decrease in cash and investments on hand between the periods.

         Research and development expenses were $4.7 million for the nine months ended September 30, 1999 versus $5.6 million for the nine months ended September 30, 1998. This 17% decrease was primarily due to the production costs of clinical grade antibody produced during the prior year period for use in certain of the Joint Venture's planned clinical trials of NeuroCell(TM)-PD.

         General and administrative expenses were $954,000 and $1.2 million for the nine months ended September 30, 1999 and 1998, respectively. This 17% decrease was primarily due to decreased salary costs.

         For the nine months ended September 30, 1999 and 1998, the Company recorded an expense of $1.3 million and $595,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. The Company was not required to make contributions to the Joint Venture prior to the quarter ended March 31, 1998. The increased charge in the current year period was primarily a result of the timing of the commencement of contributions by the Company to the Joint Venture in the prior year period.

         The Company incurred a net loss of approximately $3.5 million for the nine months ended September 30, 1999 versus approximately $3.4 million for the nine months ended September 30, 1998.

Liquidity and Capital Resources

         The Company has financed its activities primarily with the net proceeds from equity offerings aggregating $64 million and with interest earned thereon. In addition, the Company has recorded approximately $11.8 million in revenue from the Joint Venture since it commenced on October 1, 1996. At September 30, 1999, the Company had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $22.3 million.

         In November 1997, the Company borrowed $650,000 at the Prime Rate plus .5% under an unsecured five-year term loan with a bank to finance production equipment acquired during 1997. As of September 30, 1999 the Company had approximately $441,000 outstanding under the term loan with the bank and under a master lease agreement for capital equipment. The Company had no material commitments for capital expenditures as of September 30, 1999.

         Under the joint venture agreement with Genzyme, the Company's two lead product development programs, NeuroCell(TM)-PD for the treatment of Parkinson's disease and NeuroCell(TM)-HD for the treatment of Huntington's disease, are being developed by the Joint Venture. Both Genzyme and Diacrin are responsible for funding the Joint Venture in accordance with the terms, and subject to the conditions, of the joint venture agreement. Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all remaining development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, the Company is responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. As of September 30, 1999, approximately $20.7 million and $3.6 million has been contributed to the Joint Venture by Genzyme and Diacrin, respectively. The Company's obligation to fund 25% of the program costs commenced in the first quarter of 1998. The Company expects that the Joint Venture's 1999 product development plans, which are 25% funded by Diacrin, will significantly increase the Company's net loss and cash and investments used in 1999 as compared with 1998.

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

         At September 30, 1999, the Company had completed its assessment of its financial and management operating computer systems, had identified software that is not Year 2000 compliant and had updated this software, through the purchase of an off-the-shelf software package, together with hardware and network server software. The Company spent approximately $5,000 in this effort.

         At September 30, 1999, the Company had also completed its assessment of its Year 2000 exposure to operating computer systems used in the Company's research and development laboratories and embedded chips in its facilities and equipment used in its facilities. The Company has not identified any non-compliant systems that play a significant role in the Company's research, product development or facilities management.

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

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through September 30, 1999, the Company has used approximately $12,400,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $12,400,000 used, approximately $288,000 was used for the purchase of machinery and equipment; approximately $814,000 was used for repayment of indebtedness; and approximately $11,298,000 was used for working capital. The unused proceeds of approximately $8,512,000 are in temporary investments consisting of corporate notes and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Diacrin, Inc.



November 12,  1999                                     /s/  Thomas H. Fraser
                                                     --------------------------
                                                            Thomas H. Fraser
                                                            President and Chief
                                                            Executive Officer



                                                       /s/  Kevin Kerrigan
                                                     --------------------------
                                                            Kevin Kerrigan
                                                            Controller