Form 10-K405
period 1999-12-31
DIACRIN INC /DE/
filed 2000-02-23
CIK 887137

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    TITLE OF EACH CLASS
                    -------------------
                COMMON STOCK, $.01 PAR VALUE
               COMMON STOCK PURCHASE WARRANTS

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on February 15, 2000) was $109,707,200.

     As of February 15, 2000, 14,442,709 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to planned timetables for the initiation and completion of various clinical trials, development funding expected to be received in connection with our joint venture and the expected sources of porcine cells used in our products. All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Factors Affecting Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K.

     You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report on Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

     We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Annual Report on Form 10-K after the date of this Annual Report on Form 10-K.

ITEM 1.  BUSINESS

OVERVIEW

     We are developing cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our products under development include:

     - NeuroCell-PD for Parkinson's disease

     - Porcine neural cells for stroke

     - Porcine neural cells for focal epilepsy

     - Porcine neural cells for chronic intractable pain

     - Porcine spinal cord cells for spinal cord injury

     - NeuroCell-HD for Huntington's disease

     - Porcine liver cells for acute liver failure

     - Human liver cells for cirrhosis

     - Human muscle cells for cardiac disease

     - Porcine retinal pigment epithelial cells, or porcine RPE cells, for macular degeneration

     Although scientists have demonstrated the feasibility of cell transplantation, an inadequate supply of human donor cells has hampered widespread use of cell transplantation in clinical applications. To overcome this constraint, we have pioneered the use of porcine (pig) cells for clinical transplantation. Because porcine cells are functionally similar to human cells, we believe that pigs will be a reliable source of a wide range of cell types suitable for transplantation into humans. We have shown in preclinical studies and clinical trials that transplanted porcine cells appear capable of integrating into the surrounding tissue and addressing the functional deficits caused by cell damage or cell death.

     After receiving clearance from the United States Food and Drug Administration, commonly referred to as the FDA, to conduct the first ever clinical trial of transplanted porcine neural cells in humans, we completed a three-year, twelve-patient, Phase 1 clinical trial to evaluate NeuroCell-PD for the treatment of Parkinson's disease in 1999. Based on encouraging results from this Phase 1 clinical trial, we initiated an 18-patient, pivotal, randomized, double-blinded, placebo-controlled Phase 2/3 clinical trial in 1998. Treatment of patients in this Phase 2/3 clinical trial has been completed, and the trial is expected to be unblinded in late 2000. We plan to commence enrolling patients under a confirmatory, single-blind, randomized Phase 3 clinical trial with approximately 36 patients in mid-2000.

     In recognition of its potential to address an important unmet medical need, the FDA has designated NeuroCell-PD as a fast track product. Fast track status expedites the regulatory review of new drugs intended for the treatment of serious or life-threatening conditions, which demonstrate the potential to address unmet medical needs. The FDA has also granted orphan drug designation for NeuroCell-PD for advanced Parkinson's disease, which is an incentive provided to manufacturers to undertake development and marketing of products to treat relatively rare diseases. Under current law, the first developer to receive FDA marketing approval for a designated orphan drug is generally entitled to a seven-year exclusive marketing period in the United States.

     We are developing our lead product candidate, NeuroCell-PD, as well as our NeuroCell-HD product candidate, in a joint venture with Genzyme Corporation, which is called Diacrin/Genzyme LLC. As of December 31, 1999, Genzyme has contributed $23.7 million and we have contributed $4.6 million to the development of these product candidates.

     We are also conducting three separate six-patient, Phase 1 clinical trials to evaluate fetal porcine neural cells for stroke recovery, fetal porcine neural cells for the treatment of focal epilepsy and human liver cells for cirrhosis. We have received FDA clearance to initiate two six-patient Phase 1 clinical trials to evaluate fetal porcine neural cells for chronic intractable pain and porcine liver cells for the treatment of acute liver failure. We have completed preclinical animal studies and submitted Investigational New Drug Applications, commonly referred to as INDS to the FDA in order to clinically evaluate fetal porcine spinal cord cells for the treatment of spinal cord injury and human muscle cells for repair of damaged heart muscle. We are conducting preclinical studies to evaluate the use of fetal porcine RPE cells for the treatment of macular degeneration.

     We are also developing a proprietary technology designed to modulate the human immune system in order to prevent rejection of transplanted cells without the use of immunosuppressive drugs. This technology involves the selective treatment of cell populations prior to transplantation to prevent the patient's immune system from rejecting the transplanted cells. Our approach would eliminate the need for long-term immunosuppressive drugs, which may leave the patient vulnerable to a wide range of undesirable side effects, including increasing the patient's susceptibility to infections and cancer. We have shown in preclinical and clinical studies the ability of our immunomodulation technology to prevent rejection of transplanted porcine cells without compromising the immune system or causing undesirable side effects. We published scientific evidence in The Journal of Immunology in June 1999 that describes how this technology might work to allow survival of transplanted cells.

     We were incorporated in October 1989. Our principal executive offices are located at Building 96, 13th Street, Charlestown Navy Yard, Charlestown, MA 02129, and our telephone number at that location is (617) 242-9100. Our world wide web site address is www.diacrin.com.

     Diacrin is our trademark. Neurocell is a trademark of our joint venture, Diacrin/Genzyme LLC. All other trademarks and service marks used in this prospectus are the property of their respective owners.

DIACRIN'S TRANSPLANTATION TECHNOLOGY

     We have pioneered the use of fetal porcine cells for clinical transplantation for the treatment of human disease. In March 1995, we received the first FDA clearance to transplant porcine cells into humans. We have developed critical technology relating to the production process for obtaining and screening porcine cells. We are also developing technology to modulate the human immune system to enable porcine cell transplantation into the body without the use of immunosuppressive drugs.

     Each step of our production process has been carefully designed based on proposed FDA guidelines and is tightly controlled in order to obtain cells suitable for human transplantation. We have developed procedures to screen pigs thoroughly for infectious agents and then quarantine qualified donor pigs at our biomedical animal facility. We harvest cells of appropriate age and type under current good manufacturing procedures, commonly referred to as cGMP, at either our facilities or those of our joint venture with Genzyme.

     We perform our screening procedures in accordance with proposed FDA guidelines covering xenotransplantation. These proposed guidelines have been designed to prevent contamination of transplanted cellular products with infectious agents that have the potential to affect human cells. The FDA requires all sponsors of human clinical trials involving porcine tissue, including us, to test for the presence of porcine endogenous retroviruses, commonly known as PERV, in patient blood samples. To date, none of our patients have shown any sign of PERV.

     Current transplantation technology generally requires that the patient's immune system be suppressed in order to avoid rejection of transplanted cells. T cells, the main cells involved in directing the body's immune response, recognize and bind to cell surface proteins known as MHC class I proteins. When T cells recognize foreign MHC class I proteins, a cascade of events is triggered which ultimately results in destruction of the transplanted cells that display these foreign proteins. Cyclosporine, a standard immunosuppressive drug, prevents this rejection process. Using cyclosporine, we have demonstrated survival of transplanted porcine cells in a variety of preclinical animal models and have histologically documented survival of transplanted porcine fetal neural cells in a deceased patient who had received NeuroCell-PD.

     We are also developing proprietary technology to modulate the immune system to avoid rejection of transplanted cells. We treat isolated cell populations prior to transplantation with antibody fragments directed against MHC class I proteins. This technology is designed to eliminate the need for long-term immunosuppressive drugs. To date the use of our immunomodulation technology in clinical trials has not resulted in any undesirable side effects. Our scientists and academic collaborators have performed preclinical studies which show that cells that have been pretreated using our immunomodulation technology prior to transplantation survived in several animal models without immunosuppression. The long-term survival of the transplanted cells seen in these studies suggests that the recipient's immune system has "learned" to accept the transplant. Thus, we believe that treatment of cells with antibody fragments prior to transplantation will induce a state of graft-specific immunological tolerance, which would allow continued survival of the transplanted cells.

     In connection with our Phase 1 clinical trials, six Parkinson's disease patients, six Huntington's disease patients, three focal epilepsy patients and two stroke patients have been transplanted with antibody-pretreated porcine neural cells, using no immunosuppressive drugs. Preliminary indications from the Phase 1 NeuroCell-PD clinical trial suggest that the improvement in Parkinson's disease symptoms that has occurred in patients transplanted with antibody-treated NeuroCell-PD is comparable to the improvement shown in patients transplanted with NeuroCell-PD with immunosuppressive drugs.

PRODUCT DEVELOPMENT PROGRAMS

     We are developing products to address human diseases characterized by cell dysfunction or cell death which represent a broad-based application of our technologies for cell production and transplantation. The following table summarizes our product development programs in cell transplantation and each product's stage of development:

                                                U.S. TARGETED
PRODUCT CANDIDATE      DISEASE INDICATION     PATIENT POPULATION         STATUS
-----------------      ------------------     ------------------         ------
NEUROCELL-PD*       Parkinson's disease             130,000        Phase 2/3 (accrual
                                                                       complete)
PORCINE NEURAL      Stroke                        3,100,000             Phase 1
  CELLS
PORCINE NEURAL      Focal epilepsy                  200,000             Phase 1
  CELLS
PORCINE NEURAL      Chronic intractable pain      2,100,000           IND cleared
  CELLS
PORCINE SPINAL      Spinal cord injury              200,000            IND filed
  CORD CELLS
NEUROCELL-HD*       Huntington's disease             25,000         Phase 1 (accrual
                                                                       complete)
HUMAN LIVER CELLS   Cirrhosis                     1,100,000             Phase 1
PORCINE LIVER       Acute liver failure              45,000           IND cleared
  CELLS
HUMAN MUSCLE CELLS  Cardiac disease                 200,000            IND filed
PORCINE RPE CELLS   Macular degeneration          1,400,000           Preclinical

-------------------------

* Being developed by our joint venture with Genzyme.

NEUROCELL-PD FOR PARKINSON'S DISEASE

     Parkinson's disease is a neurodegenerative disease that results from the loss of dopamine-producing neural cells within an area of the brain called the substantia nigra, causing the loss of coordinated muscular activity. The disease is generally characterized by progressively worsening physical conditions, including difficulty in movement, muscular rigidity, tremors and postural instability. In addition to a decreased quality of life, Parkinson's disease may also result in premature death. In the United States, there are approximately 500,000 people afflicted with Parkinson's disease. The majority of Parkinson's disease patients are first diagnosed between the ages of 45 and 65. NeuroCell-PD will be directed to the treatment of patients with advanced Parkinson's disease, which we estimate to be approximately 130,000 patients in the United States. We expect the prevalence of Parkinson's disease to increase with the increasing average age of the population.

     Current therapies consist of administration of levodopa, commonly known as L-dopa, a precursor of dopamine, and dopamine analogues. However, L-dopa is only effective for a limited period of time, with most patients experiencing a progressive reduction in drug efficacy over a 10 to 15 year period, due to the cumulative loss of viable neural cells and tolerance to L-dopa. In addition, L-dopa therapy can result in severe side-effects, including uncontrolled movements, also known as dyskinesia, and hallucinations. No currently available therapy prevents progression of the neurological deficits caused by Parkinson's disease.

     Clinical researchers have shown that transplantation of human fetal neural cells into Parkinson's disease patients is effective in treating the disease. For example, Swedish researchers have demonstrated survival and function of transplanted human fetal neural cells in Parkinson's disease patients in an ongoing study which commenced in 1989. This study has shown long-term survival of cells and improvements in patients' conditions. However, the lack of availability of human fetal neural cells and ethical concerns regarding the use of human fetal tissue limit its widespread clinical application. Moreover, even when available, the quality of human fetal neural cells is variable, which may limit the clinical effectiveness of this treatment.

     Our approach to the treatment of Parkinson's disease is to produce and transplant NeuroCell-PD to replace the function of those neural cells damaged by the disease. We and our collaborators have shown in animal models that transplanted porcine fetal neural cells become integrated into the surrounding brain tissue and correct functional deficits. While NeuroCell-PD is not a cure for Parkinson's disease, the goal of this treatment is to significantly improve the clinical condition of patients with severe Parkinson's disease in order to allow them to function independently.

     We harvest porcine fetal neural cells under cGMP for transplantation. We have developed a specially qualified porcine fetal cell source in collaboration with Tufts University School of Veterinary Medicine. The porcine fetal neural cells, which are isolated from a specific region of the developing brain, function the same as human fetal neural cells. These cells are isolated and vialed in a suite of clean rooms designed to prevent contamination of the cells. The vialed cells are then transported to a hospital where a neurosurgeon injects them into a precise area of the patient's brain. This is accomplished using standard stereotactic surgical equipment and techniques.

     Our twelve-patient Phase 1 clinical trial of NeuroCell-PD, which completed enrollment in October 1996, was the first FDA-authorized trial involving transplantation of porcine cells into humans. Although the study was designed to evaluate the safety of NeuroCell-PD, we also evaluated its effects on the Parkinson's disease symptoms of the transplant recipients. Each of the twelve patients in the study received approximately 12 million cells transplanted unilaterally (one side of the brain). A histological study of one of the patients, who died of causes unrelated to the transplant, published in the March 1997 issue of Nature Medicine, demonstrated that porcine fetal neural cells survived and matured in his brain. This study marked the first published documentation of the survival of cells transplanted from another species into the human brain and the appropriate growth of the non-human neural cells in the brain of a Parkinson's disease patient.

     Our clinical evaluators observed clinical improvement in the Parkinson's disease patients beginning approximately three months after transplantation. The patients who have been followed demonstrated statistically significant clinical improvement at both one year and two years post transplantation as measured by the Unified Parkinson's Disease Rating Scale.

     In 1999, our joint venture with Genzyme completed accrual of patients in an 18-patient pivotal, randomized, double-blinded, placebo-controlled Phase 2/3 clinical trial involving the transplantation of NeuroCell-PD in conjunction with cyclosporine immunosuppression versus a control group. Each of the patients in this trial received approximately 48 million cells transplanted bilaterally (both sides of the brain). We expect that the results of this trial will be unblinded in late 2000. We plan to commence enrolling patients under a confirmatory, single blind, randomized Phase 3 clinical trial with approximately 36 patients in mid-2000.

     In recognition of its potential to address an important unmet medical need, the FDA has designated NeuroCell-PD a fast track product. The FDA has also granted orphan drug designation for NeuroCell-PD for advanced Parkinson's disease.

PORCINE NEURAL CELLS FOR STROKE

     Stroke is the third leading cause of death in the United States, ranking behind coronary artery disease and cancer. It is also the leading cause of long-term disability in the United States. Approximately 600,000 people suffer a stroke each year and there are 4.4 million people that have been disabled by stroke in the United States. A stroke occurs when the blood supply to a part of the brain is suddenly interrupted. When blood flow to the brain is interrupted, some brain cells die immediately, while others will die days or weeks after the stroke. The death of these brain cells creates a void which becomes a fluid filled cavity in the brain.

     Current therapies for stroke target the early events that occur at the time of the stroke. Timely intervention with surgery or with non-invasive therapies that restore blood flow can limit the cell death that occurs. Therapies include surgical intervention to remove a clearly defined clot or anticoagulant therapy to "break up" the clot formation. All current therapies are most effective when administered as quickly as possible after the stroke, and there is a time post-stroke (12-24 hours) after which therapeutic intervention is useless in limiting brain cell death.

     Our approach of using porcine fetal neural cell transplantation is based on the premise that many patients who have survived but not fully recovered from a stroke may benefit from the introduction of cells that may repair or replace the damaged neural circuitry. We and others have demonstrated in numerous animal studies the feasibility of repairing and restoring function to a stroke-damaged brain. In an animal model of stroke, we have shown that transplanted porcine fetal neural cells survive at high frequency. These cells not only survived in the brain cavity, but formed solid grafts that integrated appropriately with the normal brain tissue surrounding the cavity. We have observed extensive neural outgrowth from the graft to the surrounding brain and behavioral improvements in a rat model of stroke after transplantation of porcine fetal neural cells. The transplanted cells have the capacity to form billions of new synaptic connections as well as to release other chemicals that promote neural cell growth.

     We initiated a six-patient, Phase 1 clinical trial using porcine fetal neural cells in stroke patients in Boston, Massachusetts at Beth Israel Deaconess Medical Center and Brigham and Women's Hospital. As of January 31, 2000, we had treated two patients in this clinical trial.

PORCINE NEURAL CELLS FOR FOCAL EPILEPSY

     Epilepsy is a chronic, recurrent disorder characterized by excessive neuronal discharge in the brain, causing muscle spasms or convulsions. Epileptic seizures are usually associated with some alteration of consciousness. Epilepsy is one of the most common neurological disorders and is estimated to affect 1.8 million people in the United States. The only currently available treatments for epilepsy are drug therapy and surgery. A number of anti-epileptic drugs are available to treat seizures. However, these drugs fail to control seizure activity in a significant number of patients and frequently cause side effects that range in severity from minimal impairment of the central nervous system to death from liver failure. By several estimates, approximately 200,000 patients with complex partial epilepsy have seizures that are not well-controlled with currently available drug therapy. The seizures are of many different types and arise as a result of diverse pathologies. Other therapies available to these patients are surgical removal of portions of the temporal or frontal lobe and vagal nerve stimulation through an implantable device. We believe that transplantation of porcine fetal neural cells will be preferable to removal of brain tissue if the transplantation is shown to be safe and efficacious.

     Our initial therapeutic focus in this area is in the treatment of patients with complex partial seizures, which are characterized by a focal onset and a loss of consciousness. Because focal epilepsy is characterized by excessive electrical activity in a localized area of the brain and the spread of this activity through the brain, our approach to therapy is to transplant porcine fetal neural cells in order to exert an inhibitory effect on the hyperexcitable brain region.

     We have initiated a six-patient, Phase 1 clinical trial of porcine fetal neural cells at Beth Israel Deaconess Medical Center and Brigham and Women's Hospital in Boston. As of January 31, 2000, we had treated three patients in this trial.

PORCINE NEURAL CELLS FOR CHRONIC INTRACTABLE PAIN

     Chronic intractable pain can be caused by neuropathologic processes in tissues and organs, or by prolonged dysfunction of peripheral or central nervous system pathways. Chronic intractable pain is characterized by the death of inhibitory neural cells in the spinal cord and cannot be relieved even with pain killers such as morphine. It is estimated that 500,000 individuals in the United States suffer from unrelieved chronic pain as a result of these peripheral neuropathies. Peripheral neuropathies can also be associated with diseases such as HIV, diabetes and cancer. Many patients with malignant disease develop chronic intractable pain, and the prevalence of severe pain in cancer patients increases as the disease progresses to the advanced stages. There are an estimated 1.6 million cancer patients who experience chronic intractable pain in the United States.

     We intend to use porcine fetal neural cells to alleviate chronic pain by repopulating inhibitory neural cells to recover appropriate neurotransmission in the spinal cord. We have demonstrated in animal studies a favorable safety profile and survival of porcine fetal inhibitory neural cells transplanted into the dorsal horn of the spinal cord. Our IND has been cleared by the FDA and we plan to initiate a six-patient, Phase 1 clinical trial in 2000 at New England Medical Center in Boston and at Washington University Medical Center in St. Louis, Missouri.

PORCINE SPINAL CORD CELLS FOR SPINAL CORD INJURY

     The prevalence of spinal cord injury, commonly known as SCI, in the United States is approximately 200,000, with 13,000 additional SCIs annually. Nearly 80% of the injured patients are males in their late 20s to early 30s. Greater than 95% of these SCIs are compression injuries, the remainder are cases in which the cord is severed. The spinal cord in the neck is vulnerable to injury because of its extreme mobility, and approximately 80% of SCIs occur in this region. Loss of sensorimotor neuron function due to injury requires lengthy hospitalization after the initial incident as well as extensive rehabilitative care. Furthermore, all victims of SCI face a lifelong series of acute and chronic non-neurological complications that can be life-threatening.

     The primary objective of current therapies available for SCIs is to prevent further injury by physically stabilizing the spine and by inhibiting the inflammatory response that results from the injury. These strategies attempt to establish optimal conditions for functional recovery and improve patients' rehabilitative potential. Surgery is designed to protect the patient from further injury through immobilization, spinal cord realignment and stabilization, and decompression. To date, there is no drug therapy available for SCIs except palliative therapies using the corticosteroid, methylprednisolone, to reduce inflammation of the injured area, and standard medical practice for complications arising from chronic denervation.

     We believe that the transplantation of porcine fetal spinal cord cells into the site of injury of a damaged human spinal cord may partially reestablish neural pathways. The transplantation of these cells into a recently injured cord may prevent secondary neural and muscular atrophy known to occur in these patients. Partial or full recovery of limb movement, and other motor neural pathways may reduce the overall time spent in the hospital, decrease the secondary equipment required for care, and reduce severe and life threatening complications arising from the injury.

     We have filed an IND with the FDA to conduct a Phase 1 clinical trial to determine whether porcine fetal spinal cord cells transplanted into the damaged spinal cord region will engraft and repair the damage, leading to improved mobility and function. Assuming FDA clearance of our IND, we plan to begin recruitment of patients for a six-patient, Phase 1 clinical trial at Albany Medical Center in Albany, New York and at Washington University Medical Center in St. Louis.

NEUROCELL-HD FOR HUNTINGTON'S DISEASE

     Huntington's disease is a genetically transmitted disease caused by a loss of neural cells in the striatum, a specific region of the brain. The loss of these neural cells results in a progressive deterioration marked by discordant movement, intellectual impairment and a spectrum of psychiatric and behavioral disturbances. The clinical symptoms of Huntington's disease generally become apparent between 40 and 50 years of age. There are approximately 25,000 people diagnosed with Huntington's disease in the United States. Currently there is no effective therapy for Huntington's disease. Treatment is palliative with tranquilizers and anti-psychotic drugs being the only options.

     Our approach to treating this disease consists of producing and transplanting NeuroCell-HD to replace the function of neural cells damaged by Huntington's disease. Porcine fetal neural cells are isolated from the area of the pig's brain which develops into the striatum for transplantation into the striatum of the human transplant recipient's brain.

     We have treated twelve patients in a Phase 1 clinical trial in which NeuroCell-HD was transplanted unilaterally. The Huntington's disease patients in the clinical trial tolerated the procedure well and the preliminary clinical data suggest that the product is safe. Of the twelve patients in this trial, the Huntington's disease in three of the patients has not progressed, while the disease in seven patients has progressed as measured by total functional capacity scores. The two other patients have died from the continued progression of the disease. Because Huntington's disease progresses over an extended period of time, we intend to follow these patients for at least the next twelve months. We currently have no plans to conduct a Phase 2 clinical trial until we gather additional data.

HUMAN LIVER CELLS FOR CIRRHOSIS

     Cirrhosis of the liver is a common affliction in the United States, affecting an estimated 1.5 million individuals and leading to approximately 50,000 deaths annually. In cirrhosis, liver tissue is progressively lost due to accumulation of fibrous tissue and scarring, and liver function is compromised due to the degenerative changes. The most common causes of cirrhosis are viral hepatitis B and C infections and alcoholic liver disease. In the initial stages of the disease, the patient may experience jaundice and disorientation as liver function decreases. As the disease progresses, the patient will be hospitalized with increasing central nervous system effects, known as encephalopathy, which may lead to coma. The tremendous reserve of liver tissue allows the continued function of the organ, despite loss of up to 90% of the normal complement of liver cells. In advanced cirrhosis, little normal liver tissue remains.

     The only effective therapy for advanced cirrhosis is liver transplantation. However, the United Network of Organ Sharing has documented a national lack of donor livers for transplantation, resulting in a waiting period of over two years for the average patient. Over 5,000 individuals await liver transplants in the United States and about 4,000 liver transplants are performed per year for all indications. Recently, artificial extra-corporeal liver assist devices, commonly known as ELAD, containing porcine or human liver cells attached to a dialysis cartridge have been used in an attempt to treat liver failure in advanced cirrhosis. Studies to date suggest that ELAD may improve some biochemical parameters such as ammonia levels but the devices have not resulted in increased survival. Human whole liver transplantation has also been used in both acute and chronic liver failure. In pilot clinical trials by others, transplantation of liver cells into either the liver or the spleen has been shown to be both safe and potentially effective in humans as a bridge to whole liver transplantation.

     For chronic liver disease, we and others have shown in animal models that liver cell integration is possible when liver cells are injected into the liver or into the spleen. The spleen appears to be the preferred site due to the fibrosis and loss of blood supply to the cirrhotic liver. In animal models, transplantation of liver cells into the spleen is well described, and results in populating parts of the spleen with functioning liver cells that perform normal liver functions.

     We have initiated a six-patient, Phase 1 clinical trial of human liver cell transplantation for the treatment of cirrhosis in patients that have been listed for organ transplantation but are likely to wait at least one year before receiving a transplant. We believe these patients may benefit from the growth of transplanted liver cells in their liver or spleen leading to an increase in liver function. In addition, expansion of the cells may allow sufficient improvement to render a liver transplant unnecessary, unlike the case with ELAD which are used only as a bridge to transplantation. As part of the clinical trial, conventional immunosuppression will be compared to the use of our immunomodulation technology to determine whether graft protection is achieved by this technique. We are conducting this study in collaboration with Massachusetts General Hospital and New England Medical Center and at the University of Nebraska Medical Center in Omaha, Nebraska.

PORCINE LIVER CELLS FOR ACUTE LIVER FAILURE

     Acute liver failure is a severe life-threatening disease that can result from alcohol consumption, viral infections, such as hepatitis B and C, and drugs or toxins that damage the liver. The clinical spectrum of acute liver disease can vary from patients with severe liver failure to patients without symptoms. The mortality from acute liver failure can be as high as 70%, with patients dying from associated complications. Acute liver failure results in approximately 63,000 deaths annually in the United States.

     There is currently no therapy that is beneficial for all patients with acute liver failure. The best available therapy is liver transplantation. However, many patients are unable to qualify as candidates for liver transplantation due to multi-organ failure or active alcohol consumption. Current therapies attempt to treat complications arising from the acute condition, such as swelling of the brain, infections, and circulatory collapse.

     Our approach to the treatment of acute liver failure is to support the patient by liver cell transplantation in order to provide liver function while allowing the patient's own liver to recover. In extensive studies in animal models, our scientists have shown that porcine liver cells can be isolated and infused into the recipient liver where they continue to function. Long-term survival and function of these cells has been demonstrated in these animal models. We believe liver cell transplantation could become a viable alternative to whole liver transplantation for the treatment of acute liver disease. We believe this approach would be preferable to transplantation of a whole liver, due to the difficulty of obtaining livers for transplantation as well as the expense and invasiveness of the procedure.

     Porcine liver cells will be infused into the spleen or liver of these patients by minimally invasive procedures, thus avoiding a surgical procedure for these critically ill patients. In addition to the high level of quality control that can be maintained over the production of porcine liver cells, these cells also have the advantage of being resistant to infection by human hepatitis B and C viruses. Since many of the patients enrolled in this study are likely to carry these viruses, we believe the resistance of the porcine liver cells to infection may provide a further advantage over human liver transplantation in which hepatitis B and C reinfect donor livers.

     The FDA has cleared our IND application for a six-patient, Phase 1 clinical trial to test transplantation of porcine liver cells for the treatment of acute liver failure. Patients enrolled in this trial will not be candidates for liver transplantation. We are currently recruiting patients for this clinical trial which will be conducted at Massachusetts General Hospital, New England Medical Center and University of Nebraska Medical Center.

ADDITIONAL LIVER CELL APPLICATIONS

     Successful delivery of liver cells to patients with alcoholic hepatitis or cirrhosis may provide the possibility of applying this technology to a variety of other diseases. The preparation of the cells and their delivery by minimally invasive procedures should be the same in most of these applications, thus providing a platform that may be used in multiple applications.

     Additional applications include the use of liver cells for the treatment of metabolic diseases resulting from genetic mutations. Familial hypercholesterolemia is a disease caused by a defective receptor gene for low density lipoprotein, commonly referred to as LDL, that leads to elevated levels of LDL cholesterol and coronary disease at an early age. Familial hypercholesterolemia afflicts approximately 500,000 patients in the United States. Currently available drugs do not sufficiently lower circulating LDL cholesterol levels in approximately 20% of these patients, who may thus benefit from liver cell transplantation. Our scientists have shown through transplantation of liver cells into a rabbit model of this disease that porcine liver cells provide the animal with functional receptors that reduce serum LDL levels. There is a range of additional metabolic disorders that may be candidates for treatment by liver cell transplantation. Approximately 30,000 patients in the United States suffer from these metabolic disorders.

HUMAN MUSCLE CELLS FOR CARDIAC DISEASE

     Coronary heart disease is the leading cause of death in the United States, responsible for approximately 1 of every 5 deaths, or approximately 500,000 deaths each year. According to the American Heart Association, approximately 1 million heart attacks occur annually in the United States. Of the 800,000 patients who survive, approximately 200,000 will die within a year. The disease is caused by the accumulation of plaque, consisting of lipid deposits, macrophages and fibrous tissue, on the walls of vessels supplying blood to the heart muscle. Rupture of unstable plaques exposes substances that promote platelet aggregation and clot formation. The clot is composed of platelets, blood cells and fibrin that can block one or more of the coronary vessels, resulting in an inadequate supply of oxygen to the heart muscle. This highly active muscle is quickly damaged and the lesions are irreversible because heart muscle cells are not capable of cell division. The end result is an infarct, a damaged area of heart muscle in which scar tissue and fibrosis replace dead heart muscles, lowering the ability of the heart to contract and function.

     Treatments to prevent tissue damage after a heart attack include drugs that break down fibrin clots and open up blocked arteries. These drugs have greatly influenced morbidity and mortality, but must be administered within a short interval after a heart attack to be effective. Even with current medical management, over one third of acute heart attacks are fatal. Cardiac catheterization and angioplasty to dislodge the clot and open the blocked vessel have proved effective in restoring blood flow, but cannot reverse preexisting tissue damage.

     Our scientists have isolated and expanded muscle cells from human tissue and are studying the use of these cells for transplantation into damaged heart muscle. We believe that patients suffering from heart attacks would benefit if these muscle cells could repair their damaged hearts. These cells would be isolated from a muscle biopsy of a patient who had suffered a heart attack, thereby allowing transplantation of a patient's own muscle cells into his or her heart, which would avoid any rejection. In preclinical studies, we have demonstrated that muscle cells integrate into rodent heart muscle. The cells form stable grafts in a damaged heart.

     We have filed an IND with the FDA for a six-patient, Phase 1 clinical trial for patients with damaged heart muscle.

PORCINE RPE CELLS FOR MACULAR DEGENERATION

     Age related macular degeneration, commonly referred to as AMD, is a disease of the retina characterized by the loss of vision due to the atrophy of photoreceptors in the central part of the retina. This is the most important part of the eye for high resolution vision, such as that used in reading and driving. Macular degeneration is a common disease, affecting 13 million people in the United States. It is primarily a disease of the elderly, with approximately 19% of 65-74 year olds and approximately 37% of individuals over 75 having vision loss. Approximately 85-90% of AMD patients have the "dry" form of the disease in which the RPE cell layer degenerates without new blood vessel growth and 10-15% have the "wet" form.

     While laser surgery is available to treat the "wet" form of AMD, there are currently no effective therapies for the "dry" form of AMD. In AMD, abnormal accumulation of metabolic debris results from reduced activity of the RPE cells and leads to gradual loss of photoreceptors. The RPE cells become dysfunctional and metabolic by-products damage photoreceptors, thus compromising visual acuity. As this layer of cells does not readily replicate in the adult, damage to the RPE cells can be irreversible and lead to loss of photoreceptors with associated decreased visual acuity.

     RPE cells lie beneath the light-sensing cells responsible for vision and provide support for the retinal photoreceptors. Our approach is to repopulate the dysfunctional RPE cell layer by transplanting porcine RPE cells below the retinal photoreceptors. This therapeutic approach has the potential to reestablish function in the central part of the retina, prevent further loss of vision and to improve visual acuity in patients with the "dry" form of the disease. In patients with the "wet" form of AMD, this therapy could be used in conjunction with surgery.

     The idea of replacing defective RPE cells by transplantation is attractive because of the key role RPE cells play in maintaining the integrity of the photoreceptors and their lack of regenerative capacity. Human fetal RPE cells have been successfully tested by others in preclinical studies and are currently being evaluated in clinical trials. Our approach is to use porcine fetal RPE cells. Our preclinical studies have demonstrated the efficacy of porcine fetal RPE cells in rescuing the photoreceptor layer of the retina from damage that results from experimental disruption of the RPE cell layer. We will also test our proprietary immunomodulation technology to prevent rejection of the transplant. Assuming successful completion of preclinical studies, we plan to seek FDA clearance in 2000 to initiate a Phase 1 clinical trial.

GENZYME JOINT VENTURE

     In September 1996, we formed Diacrin/Genzyme LLC with Genzyme, a joint venture to develop and commercialize NeuroCell-PD and NeuroCell-HD. Under the terms of the agreement, Genzyme has provided 100% of the first $10 million in funding for the development and commercialization of these product candidates, and has agreed to provide 75% of the following $40 million in funding. We agreed to provide the remaining 25% of the following $40 million in funding. We will share all costs incurred in excess of $50 million equally with Genzyme. We will also share any profits of the joint venture equally with Genzyme. The joint venture agreement provides that we and Genzyme will jointly develop NeuroCell-PD and NeuroCell-HD and that Genzyme will market and sell these products on a cost reimbursement basis on behalf of the joint venture. As of December 31, 1999, Genzyme had provided $23.7 million to the joint venture and we had provided $4.6 million.

     In connection with the joint venture agreement with Genzyme, we granted to the joint venture the exclusive, worldwide, irrevocable (during the term of the joint venture agreement), royalty-free right and license to develop and commercialize NeuroCell-PD and NeuroCell-HD under our existing patent rights and technology. The license we granted is limited to the treatment of Parkinson's disease and Huntington's disease in humans using porcine fetal cells. In the event that either we or Genzyme develop or acquire additional technology or patent rights that are useful in this field, the party owning such technology or patent rights is obligated to offer a license to the joint venture to such technology or patent rights.

     The joint venture is governed by a six-member steering committee comprised of three persons from Genzyme and three persons from Diacrin. The steering committee meets regularly and makes all of the decisions with respect to the joint venture's work plans and budgets. The steering committee has appointed a program manager from each organization to execute the agreed upon product development work plans.

MANUFACTURING

     The manufacture of most of our products will require the continuous availability of porcine tissue harvested under cGMP from pigs tested to be free of infectious agents. Our current source of pig facilities and services is obtained under contracts from Tufts University School of Veterinary Medicine and PharmServices, Inc., a division of Charles River Laboratories, Inc. We have also qualified several pig producers to provide pigs for our production processes.

     For the Phase 1 clinical trials of our products, we isolate and prepare cell populations in our own clinical production facilities in Charlestown, Massachusetts. We expanded our manufacturing capacity to include approximately 12,000 square feet of clinical production and support space in Framingham, Massachusetts dedicated to the production of our joint venture products needed in conjunction with planned clinical trials. We believe that the Framingham facility is capable of satisfying projected initial demand for commercial quantities of NeuroCell-PD. This will enable us to utilize our Charlestown facility for the clinical supply of other product candidates and to postpone the need for significant additional investment in such facilities.

     We currently obtain the antibody fragments used in our immunomodulation technology from a contract manufacturer. We will evaluate on an ongoing basis the cost effectiveness and other relevant factors necessary to determine whether we should continue to obtain the antibody fragment from a contract manufacturer or produce them ourselves.

     Our long-range plan is to expand our internal manufacturing capabilities, including the facilities necessary to test, isolate and package an adequate supply of finished cell products in order to meet our long-term clinical and commercial manufacturing needs.

PATENTS AND LICENSES

     We intend to aggressively seek patent protection for any products we develop. We also intend to seek patent protection or rely upon trade secrets to protect certain of our technologies which will be used in discovering and evaluating new products. We have nine issued U.S. patents and 24 patent applications pending with the United States Patent and Trademark Office. We have also filed foreign counterparts in the European

Union and other selected countries. These applications seek composition-of-matter and use protection for the various products we have in development.

     Massachusetts General Hospital has been awarded two patents in the United States covering the basic immunomodulation technology we use. Foreign counterparts of these patents have been filed in the European Union and other selected countries. Under an agreement with MGH, we have an exclusive, worldwide license to the technology and the inventions described in the patent, and all foreign counterparts, including any continuations, reissues or substitutions as well as any patents and equivalents which may mature from such patent, subject to the payment of royalties. Unless sooner terminated, our rights will continue, on a country by country basis, until the last to expire of the patents. We or MGH may terminate the agreement, upon notice, in the event the other party defaults in its material obligations and has failed to cure this default within 60 days of receipt of this notice.

     To protect our trade secrets and other proprietary information, we require all employees, consultants, advisors and collaborators to enter into confidentiality agreements with us.

SALES AND MARKETING

     Our joint venture agreement with Genzyme authorizes Genzyme, which has an established sales force, experienced in the sales and marketing of biopharmaceutical and surgical products, to market and sell NeuroCell-PD and NeuroCell-HD on an exclusive basis as agent of the joint venture on a cost reimbursement basis.

     We have not yet developed sales and marketing capabilities for our other product candidates. We may form strategic alliances with established pharmaceutical or biotechnology companies in order to finance the development of certain of our products and, assuming successful development, to market such products. These alliances may enable us to expand or accelerate our product development efforts and also may provide us with access to established marketing organizations. Alternatively, we may decide to market some of our products on our own.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States, the European Union member states and other foreign countries is a significant factor in the development, manufacture and marketing of our product candidates and in our ongoing research and product development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous testing and approval procedures by the FDA and similar authorities in foreign countries. Various statutes and regulations govern the preclinical and clinical testing, manufacturing, labeling, distribution, advertising and sale of these products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial and other resources.

     Preclinical testing is generally conducted in the laboratory on animals to evaluate the potential efficacy and the safety of a product. In the United States the results of these studies are submitted to the FDA as part of an IND application, which must receive FDA clearance before human clinical testing can begin. Typically, clinical evaluation involves a three-phase process. In Phase 1, clinical trials are conducted with a small number of human subjects to determine the early safety profile. In Phase 2, clinical trials are conducted with groups of patients afflicted with the specific disease in order to determine preliminary efficacy, optimal treatment regimens and expanded evidence of safety. In Phase 3, larger scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide substantial clinical evidence of enough data for the statistical safety and efficacy as required by the FDA and others. In addition, the FDA may request post-marketing (Phase 4) monitoring of the approved product, during which clinical data are collected on selected groups of patients to monitor longer-term safety.

     Upon completion of Phase 3, for products regulated by the FDA's Center for Biologic Evaluation and Research, commonly referred to as CBER, the results of preclinical and clinical testing are submitted to the

FDA in the form of a Biologics License Application, commonly referred to as BLA, for approval to manufacture and commence commercial sales. In responding to these applications, the FDA may grant marketing approval, request additional information or deny the application if it determined that the application does not satisfy the agency's regulatory approval criteria. We expect that CBER will regulate NeuroCell-PD and all of our other products.

     In the European member states and other foreign countries, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level. However, within the European Union, procedures are available to companies wishing to market a product in one or all European Union member states. This centralized process is conducted through the European Medicines Evaluation Agency, known as the EMEA. The EMEA coordinates the regulatory process, while a body of experts drawn from member states undertakes the scientific assessment of the product and recommends whether a product satisfies the criteria of safety, quality and efficacy for approval. If the authorities are satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. We may rely on licensees to obtain regulatory approval for marketing certain of our products in certain European Union member sates or other foreign countries.

     We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds, infectious disease agents and recombinant DNA materials used in connection with our research work.

     We intend to take advantage of the regulatory pathways which may provide accelerated marketing approval of our cell transplantation products and allow limited cost recovery during the clinical research phase. These include: (1) accelerated marketing approval for more effective or better tolerated therapies for serious conditions, commonly referred to as fast track approval, (2) marketing exclusivity for products which qualify for orphan drug status, and (3) approval for limited cost recovery during clinical testing under treatment IND status.

     FAST TRACK APPROVAL. In 1997, Congress enacted the Food and Drug Administration Modernization Act, in part, to ensure the availability of safe and effective drugs by expediting the FDA review process for new products. This act establishes a statutory program for the approval of fast track products. A fast track product is defined as a new drug intended for the treatment of a serious or life-threatening condition, which demonstrates the potential to address unmet medical needs. Under the fast track program, the sponsor of a new drug may request the FDA to designate the drug as a fast track product at any time during the clinical development of the product after the IND is cleared. If a preliminary review of the clinical data suggests that a fast track product may be effective, the FDA may initiate review of sections of a marketing application for a fast track product before the sponsor completes the application. NeuroCell-PD was granted fast track designation in 1999.

     ORPHAN DRUG STATUS. The Orphan Drug Act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases where fewer than 200,000 persons in the United States would be likely to receive the treatment. A drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. The FDA may terminate an orphan drug designation for many reasons, including if the manufacturer of the orphan drug product cannot provide an adequate supply of the product. Furthermore, a drug that the FDA considers to be different from a particular orphan drug is not barred from sale in the United States during such seven-year exclusive marketing period. Legislation to limit the marketing exclusivity provided for certain orphan drugs has occasionally been introduced in Congress. Although the outcome of that legislation is uncertain, future legislation may limit the incentives currently afforded to the developers of orphan drugs.

     We have assigned to the joint venture the orphan drug designation we received from the FDA for NeuroCell-PD and for NeuroCell-HD. Our porcine fetal neural and spinal cord cells for spinal cord injury are also targeted to populations of less than 200,000 and, therefore, we will pursue orphan drug designation for these product candidates.

     TREATMENT IND. Treatment IND is a mechanism established by the FDA in 1987 which allows a company to distribute promising investigational therapies to patients outside of the established clinical trials and to charge a reasonable fee for such therapy. The disease must be serious or life-threatening and there must not be satisfactory alternative treatments. Treatment IND status has been applied to a variety of diseases including cancer, AIDS, Parkinson's disease, Alzheimer's disease and multiple sclerosis and to several anti-infectives for renal transplant patients. We intend to pursue this designation, where appropriate.

COMPETITION

     We believe that our ability to compete successfully will be based on our ability to create and maintain scientifically advanced technology, develop proprietary products and attract and retain qualified scientific personnel. In addition, we have to obtain adequate financing, patents, orphan drug designation or other protection for our products, and required regulatory approvals, and to manufacture and successfully market our products both independently and through collaborators.

     The biopharmaceutical and pharmaceutical industries are characterized by intense competition. We compete against numerous companies, many of which have substantially greater financial and other resources than we do. Private and public academic and research institutions also compete with us in the research and development of human therapeutic products. In addition, many of our competitors have significantly greater experience than we do in the testing of pharmaceutical and other therapeutic products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do. If we commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

     Our products under development will compete with products and therapies which are either currently available or currently under development. Competition will be based, among other things, on efficacy, safety, reliability, price, availability of reimbursement and patent position. We are aware of other companies which are pursuing research and development of alternative products or technologies addressing the same disease categories as our development programs.

EMPLOYEES

     As of January 31, 2000, we had 37 full-time employees, 29 of whom were engaged in research, development, clinical and quality assurance/quality control activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     We lease a facility which contains approximately 28,000 square feet of space in Charlestown, Massachusetts. The lease has a ten-year term ending in 2001, providing for a base rental rate of approximately $60,000 per month, plus applicable property taxes and insurance. We have the right to extend the lease for two five-year periods. Our facilities are equipped with laboratory and cell culture capabilities sufficient to satisfy our research and development requirements for the foreseeable future and cell isolation capabilities sufficient to satisfy the clinical production requirements of several of our product candidates. To the extent that additional similar facilities may be required, we will be required to secure additional facilities or seek outside contractors to provide such capabilities.

ITEM 3.  LEGAL PROCEEDINGS

     We are currently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock and warrants are traded on the Nasdaq National Market under the symbols DCRN and DCRNW. The following table sets forth for the periods indicated the high and low sale prices for the common stock and warrants during 1998 and 1999 as reported on the Nasdaq National Market:

                                                               HIGH       LOW
                                                              -------    ------
FISCAL YEAR 1998
Common Stock:
  First Quarter.............................................  $ 11.50    $ 9.13
  Second Quarter............................................    10.00      5.38
  Third Quarter.............................................     7.38      4.50
  Fourth Quarter............................................     8.13      4.25
Warrants
  First Quarter.............................................  $  2.75    $ 1.88
  Second Quarter............................................     2.31      0.94
  Third Quarter.............................................     1.06      0.38
  Fourth Quarter............................................     0.88      0.19

FISCAL YEAR 1999
Common Stock:
  First Quarter.............................................  $  6.75    $ 4.00
  Second Quarter............................................     6.19      5.00
  Third Quarter.............................................     6.13      4.50
  Fourth Quarter............................................     8.25      3.75
Warrants:
  First Quarter.............................................  $  0.50    $ 0.13
  Second Quarter............................................     0.38      0.09
  Third Quarter.............................................     0.25      0.03
  Fourth Quarter............................................     0.31      0.06

     As of February 15, 2000 there were approximately 130 record holders of our common stock and approximately 3,000 beneficial owners of our common stock.

     We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, for use in our business and do not anticipate declaring or paying cash dividends in the foreseeable future.

     We did not sell any equity securities during the quarter ended December 31, 1999 that were not registered under the Securities Act.

     The following information updates and supplements the information regarding use of proceeds originally filed by us on Form SR for the period ended May 12, 1996, as amended to date and relates to securities we sold pursuant to the Registration Statement on Form S-2 (Registration No: 33-80773) which was declared effective on February 12, 1996: Through December 31, 1999, we have used approximately $13,798,000 of the total net proceeds from our initial public offering of $20,911,755. Of the $13,798,000 used, approximately $291,000 was used for the purchase of machinery and equipment; approximately $862,000 was used for repayment of indebtedness; and approximately $12,645,000 was used for working capital. The unused proceeds of approximately $7,114,000 are in temporary investments consisting of corporate notes, commercial paper and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 are derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 1995, 1996 and 1997 and for the years ended December 31, 1995 and 1996 are derived from our financial statements which have been audited by Arthur Andersen LLP and are not included herein. The data set forth below should be read in conjunction with our financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                       YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------
                                      1995         1996         1997         1998         1999
                                     -------      -------      -------      -------      -------
                                          ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
REVENUES:
  Research and development.........  $    45      $ 1,144      $ 4,763      $ 3,623      $ 2,971
  Interest income..................      245        1,100        1,302        1,576        1,323
                                     -------      -------      -------      -------      -------
          Total revenues...........      290        2,244        6,065        5,199        4,294
                                     -------      -------      -------      -------      -------
OPERATING EXPENSES:
  Research and development.........    4,478        5,767        6,863        7,372        5,921
  General and administrative.......    1,128        1,304        1,460        1,484        1,398
  Interest expense.................      397          158           93           89           47
                                     -------      -------      -------      -------      -------
          Total operating
            expenses...............    6,003        7,229        8,416        8,945        7,366
                                     -------      -------      -------      -------      -------
  Equity in operations of joint
     venture.......................       --           --           --       (1,084)      (1,688)
                                     =======      =======      =======      =======      =======
  Net loss.........................  $(5,713)     $(4,985)     $(2,351)     $(4,830)     $(4,760)
                                     =======      =======      =======      =======      =======
Net loss per common share:
  Basic and diluted................  $(15.07)     $ (0.44)     $ (0.18)     $ (0.34)     $ (0.33)
                                     =======      =======      =======      =======      =======
Weighted average shares
  outstanding(1):
  Basic and diluted................  379,131      11,389,823   13,235,286   14,156,179   14,364,154
                                     -------      -------      -------      -------      -------
                                     -------      -------      -------      -------      -------

                                                             AT DECEMBER 31,
                                           ---------------------------------------------------
                                            1995       1996       1997       1998       1999
                                           -------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and investments...  $ 4,115   $ 23,482   $ 21,347   $ 26,270   $ 21,420
Working capital..........................    2,753     12,413      9,551     21,812     17,133
Total assets.............................    5,160     24,275     22,780     27,484     22,366
Long-term debt...........................    7,550        370        672        392        249
Stockholders' equity (deficit)...........   (3,864)    22,437     20,204     24,845     20,145

---------------
(1) Computed as described in Note 2(d) of our financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund such activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, we have received funding from our joint venture with Genzyme in support of the NeuroCell-PD and NeuroCell-HD product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At December 31, 1999, we had an accumulated deficit of $44.3 million.

     In September 1996, we formed a joint venture with Genzyme to develop and commercialize NeuroCell-PD and NeuroCell-HD. Under the joint venture agreement Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, we are responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million.

     Through December 31, 1997, Genzyme made 100% of the total cash contributions to the joint venture. During the first quarter of 1998, we began making cash contributions to the joint venture equal to 25% of the joint venture's funding requirements. As of December 31, 1999, approximately $23.7 million had been contributed to the joint venture by Genzyme and approximately $4.6 million had been contributed by us. We expect that the joint venture's 2000 product development plans, together with our continued funding of the joint venture, will significantly increase our net loss and cash and investments used in 2000 as compared with 1999.

     We record as research and development expense all costs related to NeuroCell-PD and NeuroCell-HD incurred by us on behalf of the joint venture. We then recognize research and development revenue equal to the amount of reimbursement received by us from the joint venture out of funds contributed by Genzyme. We do not recognize research and development revenue for amounts we receive from the joint venture out of funds contributed by us. As Genzyme incurs costs on behalf of the joint venture that we are obligated to fund, we recognize an expense in our statement of operations captioned "Equity in operations of joint venture."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

     Research and development revenues were approximately $3.0 million for the year ended December 31, 1999 versus $3.6 million for the year ended December 31, 1998. Revenues for both years were comprised entirely of revenue received from Genzyme for reimbursement of our expenses for the joint venture. The reduction in research and development revenues in 1999 was primarily attributable to the reduction in the percentage of funding from Genzyme which took effect in the first quarter of 1998.

     Interest income was $1.3 million for the year ended December 31, 1999 versus $1.6 million for the year ended December 31, 1998. The 16% decrease in 1999 was primarily due to reduced interest income realized on lower cash balances available for investment.

     Research and development expenses were $5.9 million for the year ended December 31, 1999 versus $7.4 million for the year ended December 31, 1998. The 20% decrease in 1999 was primarily due to a reduction in preclinical research as several of our product candidates have begun clinical testing. The decrease was, to a lesser extent, due to the additional production costs of clinical grade antibody incurred during 1998 for use in our clinical trials and preclinical research.

     General and administrative expenses were $1.4 million for the year ended December 31, 1999 and $1.5 million for the year ended December 31, 1998.

     Interest expense was $47,000 for the year ended December 31, 1999 and $89,000 for the year ended December 31, 1998. The decrease in 1999 was due to the scheduled pay down of lease and loan debt outstanding.

     We recorded a charge of $1.7 million for the year ended December 31, 1999 and $1.1 million for the year ended December 31, 1998 related to our equity in the operations of the joint venture. This expense related to funds contributed by us to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The increased charge was primarily due to the timing of the reduction in the percentage of funding from Genzyme from 100% to 75% in accordance with the joint venture agreement.

     We incurred a net loss of approximately $4.8 million for each of the two years in the period ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

     Research and development revenues were approximately $3.6 million for the year ended December 31, 1998 and $4.8 million for the year ended December 31, 1997. Revenues for both years were comprised entirely of revenue from the joint venture. The reduction in research and development revenues was attributable to the reduction in the percentage of funding from Genzyme that took effect in the first quarter of 1998.

     Interest income was $1.6 million for the year ended December 31, 1998 versus $1.3 million for the year ended December 31, 1997. The 21% increase in 1998 was primarily due to additional interest income realized on higher cash balances available for investment.

     Research and development expenses were $7.4 million for the year ended December 31, 1998 versus $6.9 million for the year ended December 31, 1997. The 7% increase in 1998 was primarily due to the additional production costs of clinical grade antibody incurred during 1998 for use in our clinical trials and preclinical research. The increase was, to a lesser extent, due to increased costs related to our biomedical animal facility which became operational in the second half of 1997.

     General and administrative expenses were $1.5 million for the years ended December 31, 1997 and 1998.

     Interest expense was $89,000 for the year ended December 31, 1998 and $93,000 for the year ended December 31, 1997. An increase in interest expense as a result of the $650,000 term loan obtained by us in November 1997 was offset by a decrease in capital lease debt between the periods.

     For the year ended December 31, 1998, we recorded a $1.1 million charge related to our equity in the operations of the joint venture. This expense related to funds contributed by us to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. This expense did not occur in the prior year because we were not required to make contributions to the joint venture until the quarter ended March 31, 1998.

     We incurred a net loss of approximately $4.8 million for the year ended December 31, 1998 versus a net loss of approximately $2.4 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $64 million and with interest earned thereon. In addition, we have recorded approximately $12.4 million in revenue from our joint venture since it commenced on October 1, 1996. At December 31, 1999, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $21.4 million.

     In February 1996, we issued redeemable warrants in connection with our initial public offering. The warrants are exercisable for an aggregate of 2,875,000 shares of common stock at an exercise price of $16.00 per share. The warrants expire on the earlier of redemption of the warrants by us or December 31, 2000. We may redeem the warrants, upon 30 days given notice, if the average closing price of the common stock for any 20-consecutive-day trading period exceeds 150% of the exercise price of the warrants. The redemption price is $0.01. All 2,875,000 warrants were outstanding at December 31, 1999.

     Net cash used in operating activities was $2.9 million for the year ended December 31, 1999, $3.1 million for the year ended December 31, 1998 and $1.9 million for the year ended December 31, 1997. Cash used in operations for the year ended December 31, 1999 was primarily attributable to our net loss, offset in part by our equity in operations of the joint venture.

     Net cash provided by investing activities was $343,000 for the year ended December 31, 1999. Net cash used in investing activities was $6.0 million for the year ended December 31, 1998 and $1.0 million for the year ended December 31, 1997. Net cash provided by investing activities for the year ended December 31, 1999 was primarily attributable to a decrease in short-term investments and the return of capital for services provided on behalf of our joint venture, offset in part by our investment in our joint venture.

     Net cash used in financing activities was $220,000 for the year ended December 31, 1999. Net cash provided by financing activities was $9.1 million for the year ended December 31, 1998 and $578,000 for the year ended December 31, 1997. Net cash used in financing activities for the year ended December 31, 1999 was primarily attributable to principal payments made towards long-term debt.

     We have purchased approximately $2.3 million of capital equipment since inception. In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (9.00% at December 31, 1999) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. We had no material commitments for capital expenditures as of December 31, 1999.

     In accordance with the joint venture agreement, Genzyme agreed to make financing available to us from and after the date that Genzyme provides the initial $10 million of funding to the joint venture. Genzyme agreed to make available an unsecured, subordinated line of credit of up to an aggregate amount of $10 million. We may draw on this facility only in the event that our cash and cash equivalents are insufficient to fund our budgeted operations for a specified period of time, and we may use the funds only to fund capital contributions to the joint venture. The facility will be available through the date five years after the date we first draw on the facility, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other customary conditions. The aggregate amount of draws under the facility in any calendar year may not exceed $5 million. We have not made any draws on the facility as of December 31, 1999, and do not anticipate drawing on the facility for the foreseeable future.

     We believe that our existing funds, together with expected future funding under the joint venture agreement with Genzyme, will be sufficient to fund our operating expenses and capital requirements as currently planned for the foreseeable future. However, our cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, any termination of the joint venture, relationships with future strategic partners, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved products and other factors.

     We expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies, clinical trials, establishing cell production capabilities and the expansion of our laboratory and administrative activities. Therefore, in order to achieve commercialization of our potential products, we may need substantial additional funds. We cannot assure you that we will be able to obtain the additional funding that we may require on acceptable terms, if at all.

DIACRIN/GENZYME LLC FINANCIAL STATEMENTS

     For the year ended 1999, our equity in operations of the joint venture exceeded 10% of our net loss. Accordingly, pursuant to SEC rules, this Annual Report on Form 10-K includes separate financial statements for the joint venture.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for the year ended December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. We do not expect adoption of this statement to have a material impact on our financial statements.

IMPACT OF THE YEAR 2000 ISSUE

     By the end of 1999, we completed our assessment of year 2000 issues and their potential impact on our information systems and business. Generally, we had potential year 2000 exposure in four areas: (i) financial and management operating computer systems used to manage our business, (ii) operating computer systems used in our research and product development laboratories, (iii) microprocessors and other electronic equipment used buy us, commonly referred to as embedded chips, and (iv) computer systems used by third parties, in particular financial institutions and suppliers.

     With respect to our financial and management operating computer systems, we had identified software that was not year 2000 compliant and updated this software through the purchase of an off-the-shelf software package, together with hardware and network server software. We spent approximately $5,000 in this effort.

     With respect to operating computer systems used in our research and development laboratories and embedded chips in our facilities and equipment used in our facilities, we did not identify any non-compliant systems that play a significant role in our research, product development or facilities management.

     We interviewed financial institutions and vendors to determine their exposure to year 2000 issues, their anticipated risks and responses to those risks. To date, none of our critical vendors or financial institutions have been unable to service or supply us on or after January 1, 2000.

     We did not separately track the internal costs incurred related to our year 2000 compliance effort and therefore these costs are unknown. To date, costs incurred principally related to personnel costs. Although aggregate additional costs of our year 2000 program cannot be known, we estimate that these costs were immaterial.

     To date, we have not experienced any year 2000 problems. If any of our third-party suppliers and partners experience year 2000 disruptions, we may incur additional costs to develop alternative methods of managing the affected aspects of our business. In addition, our clinical and preclinical trials for all of our product candidates could be delayed. Based on the information currently available to us, year 2000 issues are not expected to have a significant impact on our ongoing results of operations. Accordingly, we have not identified a most reasonably likely worst case scenario and have not developed contingency plans.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

     WE HAVE NOT SUCCESSFULLY COMMERCIALIZED ANY PRODUCTS TO DATE AND, IF WE DO NOT SUCCESSFULLY COMMERCIALIZE ANY PRODUCTS, WE WILL NOT BE PROFITABLE

     Neither we nor any other company has received regulatory approval to market the types of products we are developing. The products that we are developing will require additional research and development, clinical trials and regulatory approval prior to any commercial sale. Other than our NeuroCell-PD product candidate for the treatment of Parkinson's disease which is in Phase 2/3 clinical trials, the remainder of our product candidates are currently in early phase clinical trials or in the preclinical stage of development. Our products may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use.

     We currently have no products for sale and do not expect to have any products available for sale for several years. If we are not successful in developing and commercializing any products, we will never become profitable.

     WE ARE DEPENDENT ON GENZYME CORPORATION TO FUND, DEVELOP AND MARKET OUR LEAD PRODUCT CANDIDATE, NEUROCELL-PD, AND IF OUR JOINT VENTURE WITH GENZYME TERMINATES, WE MAY NOT BE ABLE TO COMPLETE DEVELOPMENT OR COMMERCIALIZATION OF NEUROCELL-PD

     We have entered into a joint venture agreement with Genzyme relating to the development and commercialization of NeuroCell-PD, our most advanced product candidate. This agreement also covers our NeuroCell-HD product candidate. Under this agreement, Genzyme has agreed to provide significant funding toward the development and commercialization of these products and to market and sell the products on behalf of the joint venture. Genzyme has the right to terminate the agreement at any time upon 180 days notice to us. We cannot assure you that Genzyme will not terminate this agreement, or that our economic and other interests will coincide with those of Genzyme during the term of the agreement. If Genzyme were to terminate this agreement, we:

     - would lose a significant source of funding for the NeuroCell-PD and NeuroCell-HD product development programs;

     - would lose access to Genzyme's experienced development, sales and marketing organizations and manufacturing facilities;

     - would need to establish clinical production facilities for the production of NeuroCell-PD and NeuroCell-HD; and

     - may be unable to complete development or commercialization of NeuroCell-PD and NeuroCell-HD.

     In addition, Genzyme has the right to terminate the joint venture agreement following an unremedied breach of any material term of the agreement by us. If Genzyme terminates the agreement, Genzyme has the option to obtain an exclusive, worldwide, royalty bearing license to some of our technology which is required to manufacture and market NeuroCell-PD and NeuroCell-HD. If Genzyme exercises this option, we would only be entitled to receive a royalty on the net sales of NeuroCell-PD and NeuroCell-HD and this royalty would be significantly less than the amounts we would be entitled to receive under the joint venture agreement.

     OUR CELL TRANSPLANTATION TECHNOLOGY IS COMPLEX AND NOVEL AND THERE ARE UNCERTAINTIES AS TO ITS EFFECTIVENESS

     We have concentrated our efforts and therapeutic product research on cell transplantation technology, and our future success depends on the successful development of this technology. Our principal approach is based upon xenotransplantation, or the transplantation of cells, tissues or organs from one species to another. Our product candidates generally involve the transplantation of porcine (pig) neural cells into humans. Xenotransplantation is an emerging technology with limited clinical experience. Neither the FDA nor any foreign regulatory body has approved any xenotransplantation-based therapeutic product for humans.

     Our technological approaches may not enable us to successfully develop and commercialize any products. If our approaches are not successful, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy.

     XENOTRANSPLANTATION INVOLVES RISKS WHICH HAVE RESULTED IN ADDITIONAL FDA OVERSIGHT AND WHICH IN THE FUTURE IS LIKELY TO RESULT IN ADDITIONAL REGULATION

     Xenotransplantation poses a risk that viruses or other animal pathogens may be unintentionally transmitted to a human patient. The FDA requires us to perform tests to determine whether infectious agents, including PERV, are present in patients who have received porcine cells. While PERV has not been shown to cause any disease in pigs, it is not known what effect, if any, PERV may have on humans. We have performed tests on patients who have received our porcine cells. No PERV has been detected to date, but we cannot assure you that we will not detect PERV or another infectuous agent in the future.

     The FDA requires lifelong monitoring of porcine cell transplant recipients. If PERV or any other virus or infectious agent is detected in tests or samples, the FDA may require us to halt our clinical trials and perform additional tests to assess the risk to patients of infection. This could result in additional costs to us and delays in the trials of our porcine cell products. Furthermore, even if patients who have received our porcine cells remain PERV-free, we could be adversely affected if PERV is detected in patients who receive porcine cells provided by others.

     The FDA has proposed, but not yet established, definitive regulatory guidelines for xenotransplantation. We cannot assure you that we will be able to comply with any final guidelines the FDA may issue.

     WE FACE SUBSTANTIAL COMPETITION, WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING OR COMMERCIALIZING PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE DO

     The products we are developing compete with existing and new products being developed by pharmaceutical, biopharmaceutical and biotechnology companies, as well as universities and other research institutions. Many of our competitors are substantially larger than we are and have substantially greater capital resources, research and development staffs and facilities than we have. Efforts by other biotechnology or pharmaceutical companies could render our products uneconomical or result in therapies for the disorders we are targeting that are superior to any therapy we develop. Furthermore, many of our competitors are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly and at a lower cost. These competitors may discover, develop and commercialize products which render non-competitive or obsolete the products that we are seeking to develop and commercialize.

     IF THE MARKET IS NOT RECEPTIVE TO OUR PRODUCTS UPON INTRODUCTION, OUR PRODUCTS MAY NOT ACHIEVE COMMERCIAL SUCCESS

     The commercial success of any of our products will depend upon their acceptance by patients, the medical community and third-party payors. Among the factors that we believe will materially affect acceptance of our products are:

     - the timing of receipt of marketing approvals and the countries in which those approvals are obtained;

     - the safety and efficacy of our products;

     - the need for surgical administration of our products;

     - problems encountered in the field of xenotransplantation;

     - the success of physician education programs;

     - the cost of our products which may be higher than conventional therapeutic products because our products involve surgical transplantation of living cells; and

     - the availability of government and third-party payor reimbursement of our products.

RISKS RELATING TO CLINICAL AND REGULATORY MATTERS

     THE EVALUATION OF THE UNBLINDED DATA FROM OUR PHASE 2/3 CLINICAL TRIAL OF NEUROCELL-PD MAY NOT SUPPORT FURTHER CLINICAL DEVELOPMENT

     We have completed treatment of patients in a Phase 2/3 trial for our NeuroCell-PD product candidate, and the final patient in the trial will reach the twelve-month post-transplantation endpoint in August 2000. Although there will be a limited interim analysis of the data in the second quarter of 2000, the final evaluation of unblinded data will occur later in the year. As is the case with the results of any clinical trial, the results of the Phase 2/3 clinical trial may not show a statistically significant difference between the treated patients and the patients in the control group. If such an outcome were to occur, it is possible that further clinical development of NeuroCell-PD would not be supported by Genzyme, or that we may choose to discontinue development or modify the clinical trial protocols, which would significantly delay the progress of the NeuroCell-PD development program.

     IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, WE WILL NOT BE ABLE TO DEVELOP AND COMMERCIALIZE ANY RELATED PRODUCTS

     In order to obtain regulatory approvals for the commercial sale of our product candidates, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of the products. We have limited experience in conducting clinical trials.

     The submission of an IND may not result in FDA authorization to commence clinical trials. If clinical trials begin, we may not complete testing successfully within any specific time period, if at all, with respect to any of our product candidates. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to unacceptable health risks. Clinical trials, if completed, may not show any potential product to be safe or effective. Thus, the FDA and other regulatory authorities may not approve any of our product candidates for any disease indication.

     The rate of completion of clinical trials depends in part upon the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials and the availability of alternative treatments. In particular, the patient population for some of our potential products is small. Delays in planned patient enrollment may result in increased costs and program delays.

     We rely on third-party clinical investigators to conduct our clinical trials. As a result, we may encounter delays outside of our control.

     THE REGULATORY APPROVAL PROCESS IS COSTLY AND LENGTHY AND WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN ALL REQUIRED REGULATORY APPROVALS

     We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. We may not receive regulatory approvals to conduct clinical trials of our products or to manufacture or market our products. In addition, regulatory agencies may not grant approvals on a timely basis or may revoke previously granted approvals. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue.

     The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA and other clearances or approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. We have only limited experience in filing and prosecuting applications necessary to gain regulatory approvals.

     Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.

     We also are subject to numerous foreign regulatory requirements governing the design and conduct of the clinical trials and the manufacturing and marketing of our future products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries.

     EVEN IF WE OBTAIN MARKETING APPROVAL, OUR PRODUCTS WILL BE SUBJECT TO ONGOING REGULATORY OVERSIGHT WHICH MAY AFFECT THE SUCCESS OF OUR PRODUCTS

     Any regulatory approvals that we receive for a product may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow-up studies. After we obtain marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, such as the presence of PERV, or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

     If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

RISKS RELATING TO FINANCING OUR BUSINESS

     WE HAVE INCURRED SUBSTANTIAL LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NEVER ACHIEVE PROFITABILITY

     We have incurred losses in each year since our founding in 1989. At December 31, 1999, we had an accumulated deficit of $44.3 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

     We expect to increase our spending significantly as we continue to expand our research and development programs, expand our clinical trials, apply for regulatory approvals and begin commercialization activities. In particular, we intend to devote significant economic resources to funding our joint venture with Genzyme and to its product development plans. Under the joint venture agreement, we are currently required to provide 25% of the funding required for the development and commercialization of NeuroCell-PD and NeuroCell-HD and in the future will be required to provide 50% of the required funding.

     WE MAY REQUIRE ADDITIONAL FINANCING, WHICH MAY BE DIFFICULT TO OBTAIN AND MAY DILUTE YOUR OWNERSHIP INTEREST

     We will require substantial funds to conduct research and development, including clinical trials of our product candidates, and to manufacture and market any products that are approved for commercial sale. We believe that our existing funds, together with expected future funding under the joint venture agreement with Genzyme will be sufficient to fund our operating expenses and capital requirements as currently planned for the foreseeable future. However, our future capital requirements will depend on many factors, including the following:

     - continued progress in our research and development programs, as well as the magnitude of these programs;

     - the resources required to successfully complete our clinical trials;

     - the time and costs involved in obtaining regulatory approvals;

     - the cost of manufacturing and commercialization activities;

     - the cost of any additional facilities requirements;

     - the timing, receipt and amount of milestone and other payments from future collaborative partners;

     - the timing, receipt and amount of sales and royalties from our potential products in the market;

     - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the costs of obtaining any required licenses to technologies; and

     - the amount of proceeds, if any, that we receive upon exercise of our outstanding warrants, which are exercisable at $16.00 per share.

     We may seek additional funding through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all.

     If we raise additional funds by issuing equity securities, including as a result of the exercise of our warrants, further dilution to our then existing stockholders may result. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs.

We also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, or products which we would otherwise pursue independently.

RISKS RELATING TO INTELLECTUAL PROPERTY

     WE MAY NOT BE ABLE TO OBTAIN PATENT PROTECTION FOR OUR DISCOVERIES AND WE MAY INFRINGE PATENT RIGHTS OF OTHERS

     The patent positions of pharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal, scientific and factual issues.

     Our success depends significantly on our ability to:

     - obtain patents;

     - protect trade secrets;

     - operate without infringing upon the proprietary rights of others; and

     - prevent others from infringing on our proprietary rights.

     Patents may not issue from any patent applications that we own or license. If patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States are maintained in secrecy until patents issue, others may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

     We may not hold proprietary rights to some patents related to our proposed products. In some cases, others may own or control these patents. As a result, we or our collaborative partners may be required to obtain licenses under third-party patents to market some of our proposed products. If licenses are not available to us on acceptable terms, we will not be able to market these affected products.

     IF WE ARE NOT BE ABLE TO KEEP OUR TRADE SECRETS CONFIDENTIAL, OUR TECHNOLOGY AND INFORMATION MAY BE USED BY OTHERS TO COMPETE AGAINST US

     We rely significantly upon unpatented proprietary technology, information, processes and know how. We seek to protect this information by confidentiality agreements with our employees, consultants and other third-party contractors as well as through other security measures. These confidentiality agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

     WE MAY BECOME INVOLVED IN EXPENSIVE PATENT LITIGATION OR OTHER INTELLECTUAL PROPERTY PROCEEDINGS WHICH COULD RESULT IN LIABILITY FOR DAMAGES OR STOP OUR DEVELOPMENT AND COMMERCIALIZATION EFFORTS

     There has been substantial litigation and other proceedings regarding the complex patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to patent litigation or other proceedings regarding intellectual property rights.

     Other types of situations in which we may become involved in patent litigation or other intellectual property proceedings include:

     - we may initiate litigation or other proceedings against third parties to enforce our patent rights;

     - we may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by these third parties or to obtain a judgment that our products or services do not infringe the third parties' patents;

     - if our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention; and

     - if third parties initiate litigation claiming that our processes or product infringe their patent or other intellectual property rights, we will need to defend against such claims.

     The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably to us, we may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

     Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

     IF WE BREACH ANY OF THE AGREEMENTS UNDER WHICH WE LICENSE TECHNOLOGY FROM OTHERS WE COULD LOSE LICENSE RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS

     We are a party to technology in-licenses that are important to our business and expect to enter into additional licenses in the future. In particular, our immunomodulation technology and some of our product candidates are covered by patents licensed from Massachusetts General Hospital, commonly referred to as MGH. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. If we fail to comply with these requirements, the licensor will have the right to terminate the license.

RISKS RELATING TO PRODUCT MANUFACTURING, MARKETING AND SALES

     SINCE WE HAVE NO SALES AND MARKETING EXPERIENCE OR INFRASTRUCTURE, WE MUST RELY ON THIRD PARTIES

     We have no sales, marketing and distribution experience or infrastructure. We plan to rely significantly on sales, marketing and distribution arrangements with third parties for the products that we are developing. For example, under our joint venture agreement, we have granted to Genzyme (on behalf of the joint venture) exclusive worldwide marketing rights to NeuroCell-PD and NeuroCell-HD. We may have limited or no control over the sales, marketing and distribution activities of Genzyme, the joint venture or any future collaborative partners. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

     If in the future we determine to perform sales, marketing and distribution functions ourselves, we would face a number of additional risks, including:

     - we may not be able to attract and build a significant marketing or sales force;

     - the cost of establishing a marketing or sales force may not be justifiable in light of any product revenues; and

     - our direct sales and marketing efforts may not be successful.

     DELAYS IN OBTAINING REGULATORY APPROVAL OF OUR MANUFACTURING FACILITY AND DISRUPTIONS IN OUR MANUFACTURING PROCESS MAY DELAY OR DISRUPT OUR
COMMERCIALIZATION EFFORTS

     Before we can begin commercially manufacturing our product candidates, we must obtain regulatory approval of our manufacturing facility and process. Manufacturing of our product candidates must comply with cGMP, and foreign regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and foreign regulatory requirements, we will be obligated to expend time, money and effort in production, recordkeeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our product candidates.

     We and our joint venture are the only manufacturers of our product candidates. For the next several years, we expect that we will conduct all of our manufacturing in our facility in Charlestown, Massachusetts and at the joint venture's facility in Framingham, Massachusetts. If these facilities or the equipment in these facilities is significantly damaged or destroyed, we will not be able to quickly or inexpensively replace our manufacturing capacity.

     We have no experience manufacturing NeuroCell-PD in the volumes that will be necessary to support large clinical trials or commercial sales. Our present manufacturing process may not meet our initial expectations as to scheduling, reproducibility, yield, purity, cost, potency or quality.

     THE MANUFACTURE OF OUR PRODUCTS WOULD BE DELAYED BY DISRUPTIONS IN OUR SUPPLY OF PORCINE TISSUE

     The manufacture of our products requires the continuous availability of porcine tissue harvested from pigs tested to be free of infectious agents and quarantined in a qualified animal facility. Our main sources of these facilities and services are Tufts University School of Veterinary Medicine and PharmServices, Inc., a division of Charles River Laboratories, Inc. A disease epidemic or other catastrophe in either of these facilities could destroy all or a portion of our pig supply, which would interrupt or significantly delay the research, development and commercialization of our products.

RISKS RELATED TO ONGOING OPERATIONS

     IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR FUTURE PRODUCTS BY THIRD-PARTY PAYORS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS

     Our products may be more expensive than conventional treatments because they involve the surgical transplantation of living cells. The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

     In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborative partners and market our products.

     If we obtain marketing approval for our products, we expect to experience pricing pressure due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

     WE COULD BE EXPOSED TO SIGNIFICANT LIABILITY CLAIMS IF WE ARE UNABLE TO OBTAIN INSURANCE AT ACCEPTABLE COSTS OR OTHERWISE TO PROTECT US AGAINST POTENTIAL PRODUCT LIABILITY CLAIMS

     We may be subjected to product liability claims that are inherent in the testing, manufacturing, marketing and sale of human health care products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. Although we maintain limited product liability insurance coverage for the clinical trials of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our present insurance levels and insurance subsequently obtained will not provide adequate coverage against all potential claims.

     OUR GROWTH COULD BE LIMITED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS

     Our success depends substantially on our ability to attract and retain qualified scientific and technical personnel for the research and development activities we conduct or sponsor. If we lose one or more of the members of our senior management or other key employees or consultants, our business and operating results could be seriously harmed.

     Our anticipated growth and expansion into areas and activities requiring additional expertise, such as regulatory compliance, manufacturing and marketing, will require the addition of new management personnel. The pool of personnel with the skills that we require is limited. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

RISKS RELATING TO OUR COMMON STOCK

     OUR OFFICERS AND DIRECTORS MAY BE ABLE TO CONTROL THE OUTCOME OF MOST CORPORATE ACTIONS REQUIRING STOCKHOLDER APPROVAL

     Our directors and officers and entities with which they are affiliated control approximately 50% of our outstanding common stock. Due to this concentration of ownership, this group may be able to prevail on all matters requiring a stockholder vote, including:

     - the election of directors;

     - the amendment of our organizational documents; or

     - the approval of a merger, sale of assets or other major corporate transaction.

     OUR STOCK PRICE COULD BE VOLATILE, WHICH COULD CAUSE YOU TO LOSE PART OR ALL OF YOUR INVESTMENT

     The market price of our common stock, like that of the common stock of many other development stage biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many biotechnology and pharmaceutical companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Prices for our common stock will be determined in the market place and may be influenced by many factors, including variations in our financial results and investors' perceptions of us, changes in recommendations by securities analysts as well as their perceptions of general economic, industry and market conditions.

     WE HAVE ANTITAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION AND COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

     Provisions of our certificate of incorporation, our bylaws, and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing changes in control of our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest.

     Our certificate of incorporation permits our board of directors to issue preferred stock without shareholder approval upon such terms as the board of directors may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding common stock. The issuance of a substantial number of preferred shares could adversely effect the price of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until we are required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

     Our investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A. Directors and Executive Officers

     Our executive officers and directors and their respective ages and positions as of December 31, 1999, are as follows:

NAME                                        AGE   POSITION WITH DIACRIN
----                                        ---   ---------------------
Thomas H. Fraser, Ph.D....................  51    President, Chief Executive Officer and Director
E. Michael Egan...........................  46    Senior Vice President, Corporate Development
Kevin Kerrigan............................  28    Controller
Zola P. Horovitz, Ph.D....................  65    Director
John W. Littlechild.......................  48    Director
Stelios Papadopoulos, Ph.D................  51    Director
Joshua Ruch...............................  50    Director
Henri A. Termeer..........................  54    Director
Christopher T. Walsh, Ph.D................  56    Director

     THOMAS H. FRASER, PH.D., has served as our President and Chief Executive Officer and as a Director since 1990. Dr. Fraser was previously Executive Vice President, Corporate Development, for Repligen Corporation, a biopharmaceutical company. Dr. Fraser was the founding Vice President for Research and Development at Repligen in 1981 and served as Executive Vice President from 1982 through 1990 as well as Chief Technical Officer from 1982 through 1988. Prior to joining Repligen, Dr. Fraser headed the recombinant DNA research group in Pharmaceutical Research and Development at The Upjohn Company, a pharmaceutical company. Dr. Fraser received his Ph.D. in Biochemistry from the Massachusetts Institute of Technology and was a Damon Runyon-Walter Winchell Cancer Fund Postdoctoral Fellow at The University of Colorado.

     E. MICHAEL EGAN has served as our Senior Vice President, Corporate Development, since 1993. Mr. Egan joined us from Repligen, where he was employed from 1983 to 1993, and since 1989 had been Vice President of Business Development. He was also a member of the Board of Directors of Repligen Clinical Partners, L.P., and the Secretary/Treasurer of Repligen Sandoz Research Corporation. Mr. Egan's previous positions at Repligen include Director of Business Development and Manager of Business Development. Prior to joining Repligen in 1983, Mr. Egan was a laboratory supervisor at Dana-Farber Cancer Institute, Division of Medicine. He received a B.S. in biology from Boston College and a Certificate of Special Studies in Administration and Management from Harvard University in 1986.

     KEVIN KERRIGAN has served as our Controller since November 1998. Mr. Kerrigan joined us in 1997 as Accounting Manager. From 1993 to 1997 Mr. Kerrigan was a member of the professional staff of Price Waterhouse LLP. Mr. Kerrigan received a B.S. degree in accounting from Merrimack College and was awarded a CPA certificate from the Commonwealth of Massachusetts in 1993.

     ZOLA P. HOROVITZ, PH.D., has served as a Director of Diacrin since 1994. Dr. Horovitz was Vice President, Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group from 1991 until 1994 and was Vice President, Licensing from 1989 to 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research, most recently as Vice President, Research Planning. Dr. Horovitz is also a director of Avigen, Inc., BioCryst Pharmaceuticals, Clinicor, Magainin Pharmaceuticals, HeavenlyDoor.com, Shire Pharmaceuticals and Synaptic Pharmaceuticals, Inc. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

     JOHN W. LITTLECHILD has been a Director of Diacrin since 1992. Mr. Littlechild is associated with several venture capital partnerships managed by HealthCare Ventures LLC, including HealthCare Ventures II, L.P., HealthCare Ventures III, L.P., and HealthCare Ventures IV, L.P. Mr. Littlechild currently serves as Vice Chairman of HealthCare Ventures LLC. From 1984 to 1991, Mr. Littlechild was a Senior Vice President of Advent International Corporation, a venture capital company in Boston and London. Prior to working at Advent in Boston, Mr. Littlechild was involved in establishing Advent in the United Kingdom. From 1980 to 1982, Mr. Littlechild served as Assistant Vice President for Citicorp Venture Corporation, a venture capital company, in London, prior to which he worked with ICI Ltd., an agro-chemical company, and Rank Xerox, an office equipment company, in marketing and financial management. Mr. Littlechild holds a B.Sc. from the University of Manchester and an MBA from Manchester Business School. Mr. Littlechild serves on the board of directors of various health care and biotechnology companies, including Orthofix International N.V., a medical device company, and AVANT Immunotherapeutrics, a biotechnology company. Mr. Littlechild also serves on several Boards for the Harvard Medical School including the Executive Committee of the Board of Fellows, the Science and Technology Committee, and is Chairman of the Microbiology Department Advisory Board. He is also a member of the Board of Visitors of the Beth Israel Deaconess Center for Research and Education.

     STELIOS PAPADOPOULOS, PH.D., has been a Director of Diacrin since 1991. Dr. Papadopoulos is a Managing Director in the investment banking division at SG Cowen Securities Corporation focusing on the biotechnology and pharmaceutical sectors. Prior to joining SG Cowen Securities Corporation in February 2000, he spent 13 years as an investment banker at PaineWebber, where he was most recently Chairman of PaineWebber Development Corp., a PaineWebber subsidiary. Prior to becoming an investment banker he spent two years as a biotechnology analyst, first at Donaldson, Lufkin & Jenrette and subsequently at Drexel Burnham Lambert, where he was elected to the Institutional Investor 1987 All-American Research Team. Before coming to Wall Street in 1985, Dr. Papadopoulos was on the faculty of the Department of Cell Biology at New York University Medical Center. He continues his affiliation with NYU Medical Center as an Adjunct Associate Professor of Cell Biology. Dr. Papadopoulos holds a Ph.D. in biophysics and an MBA in finance, both from New York University. He is a founder and Chairman of the Board of Exelixis, Inc., and sits on the board of several private companies in the biotechnology sector.

     JOSHUA RUCH has been a Director of Diacrin since March 1998. Mr. Ruch is the Chairman and Chief Executive Officer of Rho Management Company, Inc., an international investment management firm which he co-founded in 1981. Prior to founding Rho, Mr. Ruch was employed in investment banking at Salomon Brothers and Bache Halsey Stuart, Inc. Mr. Ruch received a B.S. degree in electrical engineering from the Israel Institute of Technology (Technion) and an MBA from the Harvard Business School.

     HENRI A. TERMEER has been a Director of Diacrin since December 1996. Mr. Termeer has served as President and Director of Genzyme Corporation since 1983, as Chief Executive Officer since 1985 and as Chairman of the Board since 1988. For ten years prior to joining Genzyme, Mr. Termeer held various management positions at Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer also serves on the boards of directors of Abiomed, Inc., AutoImmune, Inc., GelTex Pharmaceuticals, Inc., Genzyme Transgenics Corporation and is a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

     CHRISTOPHER T. WALSH, PH.D., has been a Director of Diacrin since April 1997. From 1992 to 1995, Dr. Walsh served as President of the Dana-Farber Cancer Institute. Since 1991, Dr. Walsh has served as Hamilton Kuhn Professor of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. From 1987 to 1995, Dr. Walsh was a Professor in and Chairman of the Harvard Medical School Biological Chemistry and Molecular Pharmacology Department. Dr. Walsh received his B.A. from Harvard University and his Ph.D. in Life Sciences from Rockefeller University.

     Directors are elected annually by our stockholders and hold office until the next annual meeting of stockholders or until their resignation or removal. Each executive officer serves at the discretion of the board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

     B. Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act, requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based on a review of the copies of such reports furnished to us and written representations that no other reports were required, all
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners with respect to the fiscal year ended December 31, 1999 were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     A. Summary Compensation Table

     The following table sets forth certain information with respect to the annual and long-term compensation for each of the last three fiscal years of our Chief Executive Officer and one other executive officer (the "Named Officers"):

                                                                                        LONG-TERM
                                                                                     COMPENSATION(1)
                                                                                         AWARDS
                                                       ANNUAL COMPENSATION        ---------------------
                                                   ---------------------------    SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION                YEAR    SALARY($)(2)    BONUS($)(3)       OPTIONS/SARS(#)
---------------------------                ----    ------------    -----------    ---------------------
Thomas H. Fraser.........................  1999      $260,000        $40,000             25,000
  President and Chief                      1998       250,000         35,000             25,000
  Executive Officer                        1997       240,000         45,000             50,000(4)
E. Michael Egan..........................  1999       190,000         30,000             20,000
  Senior Vice President of                 1998       180,000         25,000             20,000
  Corporate Development                    1997       170,000         30,000             20,000

---------------
(1) We do not have a long-term compensation program that includes long-term incentive payouts. No restricted stock awards or stock appreciation rights were granted to any of the Named Officers during fiscal 1999.

(2) Amounts shown include cash compensation earned and received by the Named Officers as well as amounts earned but deferred at the election of these officers to our 401(k) Plan.

(3) Unless otherwise noted, amounts in this column represent bonuses paid or accrued under the annual management bonus plan.

(4) Amount includes 20,000 options granted in 1997 in recognition of fiscal 1996 performance.

     B. Option Grants Table

     The following table sets forth information regarding options granted during the fiscal year ended December 31, 1999 to the Named Officers:

                                                                                     POTENTIAL REALIZABLE
                                             INDIVIDUAL GRANTS                         VALUE AT ASSUMED
                          --------------------------------------------------------      ANNUAL RATES OF
                            NUMBER OF      PERCENT OF                                     STOCK PRICE
                           SECURITIES     TOTAL OPTIONS                                APPRECIATION FOR
                           UNDERLYING      GRANTED TO     EXERCISE OR                   OPTION TERM(2)
                             OPTIONS      EMPLOYEES IN    BASE PRICE    EXPIRATION   ---------------------
NAME                      GRANTED(#)(1)    FISCAL YEAR      ($/SH)         DATE        5%($)      10%($)
----                      -------------   -------------   -----------   ----------   ---------   ---------
Thomas H. Fraser........     25,000            14%           $6.25       12/30/09    $113,534    $273,337
E. Michael Egan.........     20,000            11%           $6.25       12/30/09    $ 90,827    $218,670

---------------
(1) No stock appreciation rights were granted during fiscal 1999. Options granted in 1999 become exercisable in four equal annual installments, commencing 12 months after the date of grant.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock and the date on which the options are exercised.

     C. Aggregated Option Exercises and Year-End Option Table

     The following table sets forth information regarding aggregate option exercises during the fiscal year ended December 31, 1999 and the number and value of unexercised stock options held as of December 31, 1999 by the Named
Officers:

                                                                    NUMBER OF
                                                              SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                             SHARES            VALUE           FISCAL YEAR-END(#)         FISCAL YEAR-END($)(2)
                           ACQUIRED ON        REALIZED      -------------------------   -------------------------
NAME                       EXERCISE(#)         ($)(1)       EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                     ---------------   --------------   -------------------------   -------------------------
Thomas H. Fraser.......          --                --            133,750/63,750             $453,437/$29,686
E. Michael Egan........          --                --            142,495/50,000              570,475/ 23,750

---------------
(1) Represents the difference between the exercise price and the value of our common stock on the date of exercise.

(2) Based on the value of our common stock on December 31, 1999 ($6.50 per share), less the option exercise price.

     D. Agreements with Executive Officers

     We entered into an employment agreement with Dr. Fraser dated February 6, 1990, providing for an annual salary plus bonus as determined by our board of directors. We have agreed with Dr. Fraser to continue to pay his then current salary for a period of six months if we terminate his employment without cause. Dr. Fraser has also agreed not to compete with us for one year following termination of his employment. At our election, this non-competition provision can be extended for an additional two-year period upon the payment of additional consideration.

     E. Director's Compensation

     Drs. Horovitz and Walsh each receive $2,000 plus expenses per board meeting attended plus an additional $4,000 annually for consultative work performed. No other directors receive any cash compensation for services on our board of directors.

     On September 13, 1999, all non-employee directors were granted an option to purchase 6,000 shares of common stock under our 1997 Stock Option Plan at an exercise price of $5.13 per share. The options may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter.

     F. Compensation Committee Interlocks and Insider Participation

     Mr. Termeer serves on our compensation committee. In September 1996, we formed a joint venture with Genzyme Corporation to develop and commercialize our NeuroCell-PD and NeuroCell-HD products for transplantation into patients with advanced Parkinson's disease and Huntington's disease. Under the terms of the joint venture agreement, which was effective October 1, 1996, Genzyme has agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the two products. All costs incurred in excess of $50 million are to be shared equally between us and Genzyme in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties. Mr. Termeer, a member of our board of directors, is President, Chief Executive Officer and Chairman of the Board of Genzyme. We have recorded approximately $12.4 million in revenue from our joint venture since it commenced. Revenues recognized by the joint venture and funded by Genzyme in accordance with the terms of the joint venture agreement are currently expected to represent a substantial majority of our revenues in 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock as of December 31, 1999 by:

     - each person who is known by us to beneficially own more than 5% of our common stock;

     - each of our executive officer's and directors; and

     - all of our executive officers and directors as a group.

     Unless otherwise noted, each person or group has sole voting and investment power of the shares listed. The inclusion below of any shares listed as beneficially owned does not constitute an admission of beneficial ownership of those shares.

     The "Options/Warrants" column reflects shares of our common stock subject to options or warrants which are currently exercisable or exercisable within 60 days after December 31, 1999. The shares of our common stock which are subject to options or warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options or warrants, but are not deemed to be outstanding for computing the percentage of ownership of any other person. As of December 31, 1999 we had 14,386,183 shares of common stock outstanding.

                                                        NUMBER OF SHARES
                                                       BENEFICIALLY OWNED
                                                  ----------------------------   PERCENTAGE OF
NAME AND ADDRESS                                   SHARES     OPTIONS/WARRANTS   SHARES OWNED
----------------                                  ---------   ----------------   -------------
HealthCare Ventures II, L.P.(1).................  3,196,385            --            22.2%
HealthCare Ventures III, L.P.(1)................    994,078            --             6.9
HealthCare Ventures IV, L.P.(1).................    291,922            --             2.0
Rho Management Trust II(2)......................  1,592,887            --            11.1
Hudson Trust(3).................................  1,342,680            --             9.3
State of Wisconsin Investment Board(4)..........    635,000       650,000             8.5
Thomas H. Fraser, Ph.D. ........................    483,488       146,250             4.3
Zola P. Horovitz, Ph.D. ........................      4,000        14,625               *
John W. Littlechild(1)..........................  4,482,385         5,000            31.2
Stelios Papadopoulos, Ph.D. ....................    200,000         5,000             1.4
Joshua Ruch(5)..................................  1,759,587         5,000            12.4
Henri A. Termeer................................      8,000        42,500               *
Christopher T. Walsh, Ph.D. ....................         --         9,000               *
E. Michael Egan.................................      4,169       142,495             1.0
Kevin Kerrigan..................................         --        14,150               *
All directors and executive officers as a group
  (9 persons)...................................  6,961,379       384,020            50.0

-------------------------

  *  Less than 1.0%

 (1) John W. Littlechild is a general partner of HealthCare Partners II, LP ("HCPII"), HealthCare Partners III, LP ("HCPIII") and HealthCare Partners IV, LP ("HCPIV"), the general partner of HealthCare Ventures II, LP ("HCVII"), HealthCare Ventures III, L.P. ("HCVIII") and HealthCare Ventures IV, L.P. ("HCVIV"), respectively. Mr. Littlechild, together with James H. Cavanaugh, Harold R. Werner and William Crouse, the other general partners of HCPII, HCPIII and HCPIV share voting and investment control with respect to shares owned by HCVII, HCVIII and HCVIV, respectively. Mr. Littlechild does not own any shares of our capital stock in his individual capacity. The address of HealthCare Ventures II, III and IV, L.P. is 44 Nassau Street, Princeton, New Jersey 08542.

 (2) Rho Management Partners, L.P. may be deemed the beneficial owner of these shares pursuant to an investment advisory agreement that confers sole voting and investment control over such shares to Rho Management Partners, L.P. The address of Rho Management Trust II is c/o Rho Management Company, Inc., 152 West 57th Street, New York, New York 10019.

 (3) Mr. B. Diethelm Honer may be deemed to (i) beneficially own the shares held by Hudson Trust, (ii) retain voting and dispositive rights for these shares, and (iii) retain the right to revoke these shares from Hudson Trust. The address of Hudson Trust is c/o Summit Asset Management Co., Inc., 47 Hulfish Street, Suite 420, Princeton, New Jersey 08542.

 (4) The address of the State of Wisconsin Investment Board is P. O. Box 7842, Madison, Wisconsin 53707.

 (5) Mr. Ruch is a controlling person of Rho Management Partners, L.P. and may be deemed the beneficial owner of the shares held by Rho Management Trust
     II. In addition, Mr. Ruch exercises investment and voting authority over 166,700 shares directly for his own account, for the account of family members or for the account of other clients of Rho Management Partners, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     HCVII, HCVIII and HCVIV owned 22.2%, 6.9% and 2.0% of our outstanding capital stock as of December 31, 1999, respectively. HCVII, HCVIII and HCVIV are limited partnerships which were formed to provide capital to companies in the health care fields. HCPII, HCPIII and HCPIV are limited partnerships which serve as the general partner of HCVII, HCVIII and HCVIV, respectively. John Littlechild, a member of our board of directors, is a general partner of HCPII, HCPIII and HCPIV and is Vice Chairman of HealthCare Ventures LLC, the management company for HCVII, HCVIII and HCVIV. Mr. Littlechild is an officer of HCV. See "Security Ownership of Certain Beneficial Owners and Management."

     Rho Management Trust II which owned 11.1% of our outstanding capital stock as of December 31, 1999, also holds approximately 18.9% and 54.3% of the outstanding limited partnership interests in HCVII and HCVIV, respectively. An affiliate of Rho is also a limited partner of HCPII, HCPIII and HCPIV. Joshua Ruch, a member of the board of directors, is a controlling person of Rho. See "Security Ownership of Certain Beneficial Owners of Management."

     Hudson, which owned 9.3% of our outstanding capital stock as of December 31, 1999, also holds approximately 6.0% and 11.9% of the outstanding limited partnership interests of HCVII and HCVIV, respectively. Hudson is also a limited partner of HCPII.

     In February 1998, we completed a private placement of 1,027,027 shares of our common stock at $9.25 per share to three investors, including Rho and Hudson.

     In September 1996, we formed a joint venture with Genzyme Corporation to develop and commercialize our NeuroCell-PD and NeuroCell-HD products for transplantation into patients with advanced Parkinson's disease and Huntington's disease. Under the terms of the joint venture agreement, which was effective October 1, 1996, Genzyme has agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the two products. All costs incurred in excess of $50 million are to be shared equally between us and Genzyme in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties. Mr. Termeer, a member of our board of directors, is President, Chief Executive Officer and Chairman of the Board of Genzyme. We have recorded approximately $12.4 million in revenue from our joint venture since it commenced. Revenues recognized by the joint venture and funded by Genzyme in accordance with the terms of the joint venture agreement are currently expected to represent a substantial majority of our revenues in 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)(1) INDEX TO FINANCIAL STATEMENTS

     The following financial statements are included in this Annual Report on Form 10-K.

                         FINANCIAL STATEMENTS:                       PAGE
                         ---------------------                       ----
(a.)  Diacrin, Inc.
      1.  Report of Independent Public Accountants................    F-1
      2.  Balance Sheets as of December 31, 1998 and 1999.........    F-2
      3.  Statements of Operations for each of the three years in
      the period ended December 31, 1999..........................    F-3
      4.  Statements of Stockholders' Equity (Deficit) for each of
      the three years in the period ended December 31, 1999.......    F-4
      5.  Statements of Cash Flow for each of the three years in
      the period ended December 31, 1999..........................    F-5
      6.  Notes to Financial Statements...........................    F-6
(b.)  Diacrin/Genzyme LLC (A Development Stage Enterprise)
      1.  Report of Independent Public Accountants................   F-17
      2.  Balance Sheet as of December 31, 1999...................   F-18
      3.  Statements of Operations for the years ended December
      31, 1998 and December 31, 1999 and for the period from
          October 1, 1996 (date of inception) to December 31,
          1999....................................................   F-19
      4.  Statements of Cash Flows for the year ended December 31,
      1998 and December 31, 1999 and for the period from October
          1, 1996 (date of inception) to December 31, 1999........   F-20
      5.  Statements of Change in Venturers' Capital (deficit) for the period from October 1, 1996 (date of inception) to
          December 31, 1999.......................................   F-21
      6.  Notes to Financial Statements...........................   F-22

     (2) EXHIBITS

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

EXHIBIT NO.                                   TITLE                               PAGE
-----------                                   -----                               ----
  3.1          --  Amended and Restated Certificate of Incorporation of Diacrin
                   as amended to date..........................................    (7)
  3.2          --  Amended and Restated By-laws of Diacrin.....................    (6)
 10.1+         --  Research and License Agreement effective as of October 1,
                   1989 by and among Diacrin and The General Hospital
                   Corporation, as amended effective as of February 1, 1991....    (2)
 10.2++        --  Employment Agreement dated February 6, 1990 by and between
                   Diacrin and Dr. Thomas H. Fraser............................    (2)
 10.3          --  Rights Agreement dated July 29, 1991 by and among Diacrin and the holders of the preferred stock as amended on
                   September 27, 1991..........................................    (2)
 10.3(a)       --  Consent and Agreement to Amend dated April 26, 1995 by and
                   among Diacrin and certain investors named therein...........    (1)
 10.3(b)       --  Consent and Agreement to Amend dated as of January 4, 1996
                   by and among Diacrin and certain investors named therein....    (6)
 10.4          --  Warrant Agreement dated November 14, 1991 by and between
                   Diacrin and American Stock Transfer & Trust Company, as
                   Warrant Agent...............................................    (2)
 10.4(a)       --  Supplement No. 1 to Warrant Agreement dated November 14,
                   1991, dated April 24, 1995, by and between Diacrin and
                   American Stock Transfer & Trust Company, as Warrant Agent...    (1)
 10.5++        --  1990 Stock Option Plan, as amended..........................    (3)
 10.6          --  Sublease dated January 24, 1991 by and among Diacrin and
                   Building 79 Associated Limited Partnership and Building 96
                   Associates Limited Partnership..............................    (2)

EXHIBIT NO.                                   TITLE                               PAGE
-----------                                   -----                               ----
 10.7+         --  Letter Agreement dated December 10, 1993 between Diacrin and
                   The General Hospital Corporation............................    (4)
 10.8++        --  1994 Directors' Stock Option Plan, as amended...............    (9)
 10.9          --  Master Lease Agreement, dated December 22, 1994, between
                   Diacrin and Aberlyn Capital Management Limited
                   Partnership.................................................    (5)
 10.10         --  Agreement to Issue Warrant between Diacrin and Aberlyn
                   Capital Management Limited Partnership dated December 22,
                   1994, including Common Stock Purchase Warrant and
                   Registration Rights Agreement...............................    (5)
 10.10(a)      --  Waiver and Consent Agreement dated April 24, 1995 by and between Diacrin and Aberlyn Capital Management Limited
                   Partnership.................................................    (1)
 10.11         --  Registration Rights Agreements dated May 31, 1995 by and among Diacrin and the investors listed on Schedules I and II
                   attached thereto............................................    (1)
 10.11(a)      --  Amendment No. 1 to Registration Rights Agreement dated as of
                   January 4, 1996 by and among Diacrin and certain investors
                   named therein...............................................    (6)
 10.12         --  Unit and Warrant Agreement dated February 12, 1996 by and between Diacrin and American Stock Transfer & Trust
                   Company.....................................................    (7)
 10.13+        --  Collaboration Agreement among Diacrin, Genzyme Corporation
                   and Diacrin/Genzyme, LLC dated as of October 1, 1996........    (8)
 10.14+        --  Operating Agreement of Diacrin/Genzyme LLC..................    (8)
 10.15++       --  1997 Stock Option Plan......................................   (10)
 10.16         --  $650,000 Promissory Note dated November 25, 1997 made by
                   Diacrin to the order of Fleet National Bank.................   (11)
 10.16(a)      --  Letter Agreement dated November 25, 1997 by and between
                   Diacrin and Fleet National Bank.............................   (11)
 21            --  Subsidiaries................................................      *
 23.1          --  Consent of Arthur Andersen LLP..............................      *
 23.2          --  Consent of PricewaterhouseCoopers LLP.......................      *
 27            --  Financial Data Schedule.....................................      *

     (b) REPORTS ON FORM 8-K.

     We did not file any current reports on Form 8-K during the last quarter of the period covered by this report.

     (c) DESCRIPTION OF EXHIBITS.

     See Item 14(a)

     (d) DESCRIPTION OF FINANCIAL STATEMENT SCHEDULES.

     None.
---------------
   * Filed herewith

 (1) Filed as an exhibit to our Quarterly Report on Form 10-Q (File No. 0-20139) for the quarter ended June 30, 1995 and incorporated herein by reference.

 (2) Filed as an exhibit to our Form 10, as amended (File No. 0-20139), on April 29, 1992, and incorporated herein by reference.

 (3) Filed as an exhibit to our Quarterly Report on Form 10-Q (File No. 0-20139) for the quarter ended September 30, 1994 and incorporated herein by reference.

 (4) Filed as an exhibit to our Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1993 and incorporated herein by reference.

 (5) Filed as an exhibit to our Annual Report on Form 10-K (File No. 0-20139), for the fiscal year ended December 31, 1994 and incorporated herein by reference.

 (6) Filed as an exhibit to our Registration Statement on Form S-2, as amended (Registration No. 33-80773) on December 22, 1995, and incorporated herein by reference.

 (7) Filed as an exhibit to our Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1995 and incorporated herein by reference.

 (8) Filed as an exhibit to our Quarterly Report on Form 10-Q, as amended on Form 10-Q/A (File No. 0-20139) for the quarter ended September 30, 1996 and incorporated herein by reference.

 (9) Filed as an exhibit to our Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(10) Filed as an exhibit to our Quarterly Report on Form 10-Q (File No. 0-20139) for the quarter ended June 30, 1997 and incorporated herein by reference.

(11) Filed as an exhibit to our Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1997 and incorporated herein by reference.

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

                                          DIACRIN, INC.

                                          By: /s/ THOMAS H. FRASER
                                            ------------------------------------
                                            Thomas H. Fraser
                                            President and Chief Executive
                                              Officer

Date:

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                  DATE                      TITLE
                     ---------                                  ----                      -----
               /s/ THOMAS H. FRASER                       February 23, 2000    President, Chief Executive
---------------------------------------------------                              Officer and Director
                 Thomas H. Fraser                                                (Principal Executive
                                                                                 Officer)

                /s/ KEVIN KERRIGAN                        February 23, 2000    Controller (Principal
---------------------------------------------------                              Financial and Accounting
                  Kevin Kerrigan                                                 Officer)

               /s/ ZOLA P. HOROVITZ                       February 23, 2000    Director
---------------------------------------------------
                 Zola P. Horovitz

              /s/ JOHN W. LITTLECHILD                     February 23, 2000    Director
---------------------------------------------------
                John W. Littlechild

                                                          February   , 2000    Director
---------------------------------------------------
               Stelios Papadopoulos

                  /s/ JOSHUA RUCH                         February 23, 2000    Director
---------------------------------------------------
                    Joshua Ruch

               /s/ HENRI A. TERMEER                       February 23, 2000    Director
---------------------------------------------------
                 Henri A. Termeer

             /s/ CHRISTOPHER T. WALSH                     February 23, 2000    Director
---------------------------------------------------
               Christopher T. Walsh

                                 DIACRIN, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
DIACRIN, INC.
Report of Independent Public Accountants....................   F-2
Balance Sheets as of December 31, 1998 and 1999.............   F-3
Statements of Operations for the Years Ended December 31,
  1997, 1998 and 1999.......................................   F-4
Statements of Stockholders' Equity for the Years Ended
  December 31, 1997, 1998 and 1999..........................   F-5
Statements of Cash Flows for the Years Ended December 31,
  1997, 1998 and 1999.......................................   F-6
Notes to Financial Statements...............................   F-7

DIACRIN/GENZYME LLC (A DEVELOPMENT STAGE ENTERPRISE)
Report of Independent Public Accountants....................  F-16
Balance Sheet as of December 31, 1998 and 1999..............  F-17
Statements of Operations for the Years Ended December 31,
  1998 and 1999 and for the Period from October 1, 1996
  (Date of Inception) to December 31, 1999..................  F-18
Statements of Cash Flows for the Years Ended December 31,
  1998 and 1999 and for the Period from October 1, 1996
  (Date of Inception) to December 31, 1999..................  F-19
Statements of Change in Venturers' Capital (Deficit) for the
  Period from October 1, 1996 (Date of Inception) to
  December 31, 1999.........................................  F-20
Notes to Financial Statements...............................  F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Diacrin, Inc.:

     We have audited the accompanying balance sheets of Diacrin, Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diacrin, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 12, 2000

                                 DIACRIN, INC.

                                 BALANCE SHEETS

                                                          AT DECEMBER 31,
                                                    ----------------------------
                                                        1998            1999
                                                    ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................  $  4,995,054    $  2,194,001
  Short-term investments..........................    18,670,392      16,582,252
  Interest receivable and other current assets....       394,413         329,365
                                                    ------------    ------------
     Total current assets.........................    24,059,859      19,105,618
                                                    ------------    ------------
Property and equipment, at cost:
  Laboratory and manufacturing equipment..........       878,208         893,962
  Equipment under capital leases..................       675,262         675,262
  Furniture and office equipment..................       293,873         303,436
  Leasehold improvements..........................        76,827          77,529
                                                    ------------    ------------
                                                       1,924,170       1,950,189
  Less -- Accumulated depreciation and
     amortization.................................     1,199,673       1,437,649
                                                    ------------    ------------
                                                         724,497         512,540
                                                    ------------    ------------
Long-term investments.............................     2,605,010       2,644,084
Investment in joint venture.......................        94,508         103,730
                                                    ------------    ------------
                                                       2,699,518       2,747,814
                                                    ------------    ------------
                                                    $ 27,483,874    $ 22,365,972
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................  $    268,002    $    138,768
  Accrued expenses................................     1,359,982       1,251,410
  Deferred revenue................................       338,855         438,727
  Current portion of long-term debt...............       280,724         143,350
                                                    ------------    ------------
     Total current liabilities....................     2,247,563       1,972,255
                                                    ------------    ------------
Long-term debt, net of current portion............       391,702         249,167
                                                    ------------    ------------
Commitments (Notes 7 and 10)
Stockholders' equity:
Preferred stock, $.01 par value;
  authorized -- 5,000,000 shares; none issued and
  outstanding.....................................            --              --
Common stock, $.01 par value;
  authorized -- 30,000,000 shares; issued and
  outstanding -- 14,327,218 and 14,386,183 shares
  at December 31, 1998 and 1999, respectively.....       143,272         143,862
Additional paid-in capital........................    64,191,075      64,250,741
Accumulated deficit...............................   (39,489,738)    (44,250,053)
                                                    ------------    ------------
     Total stockholders' equity...................    24,844,609      20,144,550
                                                    ------------    ------------
                                                    $ 27,483,874    $ 22,365,972
                                                    ============    ============

See Accompanying Notes to Financial Statements

                                 DIACRIN, INC.

                            STATEMENTS OF OPERATIONS

                                                 YEAR ENDED DECEMBER 31,
                                        -----------------------------------------
                                           1997           1998           1999
                                        -----------    -----------    -----------
REVENUES:
  Research and development............  $ 4,763,270    $ 3,623,249    $ 2,970,846
  Interest income.....................    1,301,477      1,575,998      1,323,520
                                        -----------    -----------    -----------
     Total revenues...................    6,064,747      5,199,247      4,294,366
                                        -----------    -----------    -----------
OPERATING EXPENSES:
  Research and development............    6,862,528      7,371,385      5,921,141
  General and administrative..........    1,460,403      1,484,319      1,398,151
  Interest expense....................       93,280         89,135         47,318
                                        -----------    -----------    -----------
     Total operating expenses.........    8,416,211      8,944,839      7,366,610
                                        -----------    -----------    -----------
EQUITY IN OPERATIONS OF JOINT
  VENTURE.............................           --     (1,084,358)    (1,688,071)
                                        -----------    -----------    -----------
NET LOSS..............................  $(2,351,464)   $(4,829,950)   $(4,760,315)
                                        ===========    ===========    ===========
NET LOSS PER COMMON SHARE:
  Basic and diluted...................  $      (.18)   $      (.34)   $      (.33)
                                        ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted...................   13,235,286     14,156,179     14,364,154
                                        ===========    ===========    ===========

See Accompanying Notes to Financial Statements

                                 DIACRIN, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        COMMON STOCK                                         TOTAL
                                    ---------------------   ADDITIONAL                   STOCKHOLDERS'
                                    NUMBER OF    $.01 PAR     PAID-IN     ACCUMULATED       EQUITY
                                      SHARES      VALUE       CAPITAL       DEFICIT        (DEFICIT)
                                    ----------   --------   -----------   ------------   -------------
BALANCE, DECEMBER 31, 1996........  13,189,559   $131,896   $54,613,512   $(32,308,324)   $22,437,084
  Exercise of stock options.......      78,697        787       117,261             --        118,048
  Net loss........................          --         --            --     (2,351,464)    (2,351,464)
                                    ----------   --------   -----------   ------------    -----------
BALANCE, DECEMBER 31, 1997........  13,268,256    132,683    54,730,773    (34,659,788)    20,203,668
  Proceeds from private placement
     of stock, net of $58,080
     financing costs..............   1,027,027     10,270     9,431,650             --      9,441,920
  Exercise of stock options.......      31,935        319        28,652             --         28,971
  Net loss........................          --         --            --     (4,829,950)    (4,829,950)
                                    ----------   --------   -----------   ------------    -----------
BALANCE, DECEMBER 31, 1998........  14,327,218    143,272    64,191,075    (39,489,738)    24,844,609
  Exercise of stock options.......      58,965        590        59,666             --         60,256
  Net loss........................          --         --            --     (4,760,315)    (4,760,315)
                                    ----------   --------   -----------   ------------    -----------
BALANCE, DECEMBER 31, 1999........  14,386,183   $143,862   $64,250,741   $(44,250,053)   $20,144,550
                                    ==========   ========   ===========   ============    ===========

See Accompanying Notes to Financial Statements

                                 DIACRIN, INC.

                            STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1997          1998          1999
                                                -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................  $(2,351,464)  $(4,829,950)  $(4,760,315)
Adjustments to reconcile net loss to net cash
  used in operating activities --
  Depreciation and amortization...............      277,186       345,762       237,976
  Equity in operations of joint venture.......           --     1,084,358     1,688,071
Changes in current assets and liabilities --
  Interest receivable and other current
     assets...................................     (122,649)       44,343        65,048
  Accounts payable............................       23,248        82,696      (129,234)
  Accrued expenses............................      487,217       185,322      (126,762)
  Deferred revenue............................     (231,788)      (48,201)       99,872
                                                -----------   -----------   -----------
     Net cash used in operating activities....   (1,918,250)   (3,135,670)   (2,925,344)
                                                -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in short-term
     investments..............................      255,409   (12,670,294)    2,088,140
  Purchases of property and equipment, net....     (794,440)      (76,386)      (26,019)
  (Increase) decrease in long-term
     investments..............................     (413,414)    7,726,279       (39,074)
  Investment in joint venture.................           --    (1,911,216)   (2,669,384)
  Return of capital for services provided on
     behalf of joint venture..................           --       912,843       990,282
                                                -----------   -----------   -----------
     Net cash (used in) provided by investing
       activities.............................     (952,445)   (6,018,774)      343,945
                                                -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock and
     warrants.................................      118,048     9,470,891        60,256
  Proceeds from term loan.....................      650,000            --            --
  Principal payments on long-term debt........     (190,286)     (337,170)     (279,910)
                                                -----------   -----------   -----------
     Net cash provided by (used in) financing
       activities.............................      577,762     9,133,721      (219,654)
                                                -----------   -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.....   (2,292,933)      (20,723)   (2,801,053)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR........................................    7,308,710     5,015,777     4,995,054
                                                -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR........  $ 5,015,777   $ 4,995,054   $ 2,194,001
                                                ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest......................  $    71,943   $   111,405   $    49,743
                                                ===========   ===========   ===========

See Accompanying Notes to Financial Statements

                                 DIACRIN, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) OPERATIONS AND BASIS OF PRESENTATION

     Diacrin, Inc. (the "Company") was incorporated on October 10, 1989 and is developing cell transplantation technology for the treatment of human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) DEPRECIATION AND AMORTIZATION

     The Company provides for depreciation using the straight-line method by charging to operations amounts estimated to allocate the cost of these assets over a five-year life. Amortization of equipment under capital leases and leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

(B) RESEARCH AND DEVELOPMENT

     Collaborative revenue under the joint venture agreement with Genzyme Corporation (see Note 4) and revenues from research grants are recognized as work is performed. Collaborative revenue under the joint venture agreement is recognized as revenue to the extent that the Company's research and development costs are funded by Genzyme through the joint venture. The Company receives non-refundable monthly advances from the joint venture. Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

(C) INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. At December 31, 1999, the Company has a net operating loss carryforward for federal income tax purposes of approximately $45,259,000. The difference from losses reported for financial reporting purposes relates primarily to expenses reflected in the financial statements not yet deductible for tax purposes. The net operating loss carryforwards expire commencing in the year 2005 and are subject to review and possible adjustment by the Internal Revenue Service. Net operating loss and tax credit carryforwards may be limited in the event of certain changes in the ownership interests of significant shareholders. The Company believes issuance of the convertible notes payable in May 1995, as well as the initial public offering in February 1996, caused a change in ownership, as defined by the Tax Reform Act of 1986. The Company does not believe that such ownership changes will significantly impact the Company's ability to utilize the net operating loss and tax credit carryforwards as of the date of such ownership changes. Ownership changes in future periods may limit the Company's ability to utilize net operating loss and tax credit carryforwards.

                                 DIACRIN, INC.

     The components of the net deferred tax assets are approximately as follows:

                                                1998            1999
                                            ------------    ------------
Loss carryforwards........................  $ 15,546,000    $ 16,403,000
Credit carryforwards......................     2,684,000       3,815,000
Other temporary differences...............        15,000          10,000
                                            ------------    ------------
Total deferred tax assets.................    18,245,000      20,228,000
Less -- valuation allowance...............   (18,245,000)    (20,228,000)
                                            ------------    ------------
Net deferred tax asset....................  $         --    $         --
                                            ============    ============

     A valuation allowance has been provided as it is uncertain if the Company will realize the deferred tax assets. The change in the total valuation allowance during the year ended December 31, 1999 was an increase of approximately $1,983,000 and relates to the increase in the deferred tax assets as a result of the net operating loss and tax credits generated during 1999.

(D) NET LOSS PER COMMON SHARE

     In accordance with Statement of SFAS No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 3,901,798, 4,000,738 and 4,111,523 at December 31, 1997, 1998 and 1999, respectively, because to include such shares would have been antidilutive.

(E) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

(F) NEW ACCOUNTING STANDARDS

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

                                 DIACRIN, INC.

(3) PRIVATE PLACEMENT OF COMMON STOCK

     In February 1998, the Company completed a private placement of 1,027,027 shares of its common stock for $9.25 per share for net proceeds of approximately $9.44 million.

(4) JOINT VENTURE AGREEMENT

     In September 1996, the Company and Genzyme Corporation ("Genzyme") formed a joint venture to develop and commercialize the Company's NeuroCell-PD and NeuroCell-HD products for transplantation into people with advanced Parkinson's disease and Huntington's disease, respectively. Under the terms of the joint venture agreement, which was effective October 1, 1996, Genzyme agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the two products. All costs incurred in excess of $50 million will be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties.

     Genzyme agreed to make financing available to Diacrin from and after the date that Genzyme provides the initial $10 million of funding to the joint venture. Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit of up to an aggregate amount of $10 million. Diacrin may draw on the line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the joint venture. The line will be available through the date five years after the date Diacrin first draws on the line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other considerations; and the aggregate amount of draws in any calendar year may not exceed $5 million. Diacrin did not make any draws on the line through December 31, 1999.

     During the year ended December 31, 1997, the Company received $4,557,252 under the agreement and $4,763,270 was recognized as revenue. In addition, $25,770 of capital equipment was acquired on behalf of the joint venture for which the Company was reimbursed. At December 31, 1997, $387,056 of total amounts received were recorded as deferred revenue. During the year ended December 31, 1998, the Company received $4,499,000, of which $3,623,249 was recognized as revenue, $11,110 reimbursed the Company for capital equipment acquired on behalf of the joint venture and $338,855 was recorded as deferred revenue. In addition, the Company made $1,911,216 in contributions to the joint venture, of which $912,843 was returned to the Company for services provided on behalf of the joint venture, and at December 31, 1998, the Company had accrued $180,493 in costs incurred by Genzyme on behalf of the joint venture that were funded in 1999. During the year ended December 31, 1999, the Company received $4,061,000, of which $2,970,846 was recognized as revenue and $438,727 has been recorded as deferred revenue. In addition, the Company made $2,669,384 in contributions to the joint venture, of which $990,282 was returned to the Company for services it provided on behalf of the joint venture, and at December 31, 1999, the Company had accrued $198,684 in costs incurred by Genzyme on behalf of the joint venture that will be funded in 2000.

                                 DIACRIN, INC.

     The Company accounts for its investment in the joint venture using the equity method. Through December 31, 1997, the Company had not made any capital contributions to the joint venture. In 1998, the Company began recognizing an expense related to costs incurred by Genzyme on behalf of the joint venture that are funded by the Company. The Company has performed research and development on behalf of the joint venture and has recognized revenues to the extent these costs were funded by Genzyme. Genzyme's President and Chief Executive Officer is a director of the Company.

(5) CASH EQUIVALENTS AND INVESTMENTS

     The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1998 and 1999 consisted of the following:

                                                     DECEMBER 31,
                                              --------------------------
                                                 1998           1999
                                              -----------    -----------
Cash and cash equivalents --
  Cash......................................  $       576    $       738
  Money market mutual fund..................    4,994,478      2,193,263
                                              -----------    -----------
                                              $ 4,995,054    $ 2,194,001
                                              ===========    ===========
Short-term investments --
  Corporate notes (remaining avg. maturity
     of 7 mos. at December 31, 1999)........  $18,670,392    $11,826,917
  Commercial paper (remaining avg. maturity
     of 2 mos. at December 31, 1999)........           --      4,755,335
                                              -----------    -----------
                                              $18,670,392    $16,582,252
                                              ===========    ===========
Long-term investments --
  Corporate notes (remaining avg. maturity
     of 13 mos. at December 31, 1999).......  $ 2,605,010    $ 2,644,084
                                              ===========    ===========

                                 DIACRIN, INC.

(6) ACCRUED EXPENSES

     Accrued expenses consisted of the following at December 31, 1998 and 1999:

                                                      DECEMBER 31,
                                                ------------------------
                                                   1998          1999
                                                ----------    ----------
Accrued clinical trials costs.................  $  595,030    $  607,561
Accrued contract research costs...............     239,034        43,244
Accrued professional fees.....................     131,805       298,891
Accrued payroll...............................     164,574       158,584
Accrued other.................................     229,539       143,130
                                                ----------    ----------
     Total....................................  $1,359,982    $1,251,410
                                                ==========    ==========

(7) LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

(A) TERM LOAN

     In November 1997, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $650,000 to construct a pilot manufacturing facility. Interest accrues at the Prime Rate plus one-half of one percent (9.00% at December 31, 1999) and is payable monthly in arrears. The loan is payable in sixty monthly principal installments of $10,833 commencing December 1, 1997 and may be prepaid without penalty. The Company is required to comply with covenants, including certain financial ratios and unencumbered cash balances of not less than $1 million. As of December 31, 1999, the Company was in compliance with all covenants. Principal payments on the loan for each of the next three years will be $130,000, $130,000 and $119,167.

(B) CAPITAL LEASES

     The Company has entered into a capital lease for certain laboratory equipment. As of December 31, 1999, the Company's future minimum payments under the capital lease agreement aggregated approximately $13,000.

(8) STOCKHOLDERS' EQUITY (DEFICIT)

(A) PREFERRED STOCK

     The Company has authorized 5,000,000 shares of undesignated preferred stock. The Company's Board of Directors is authorized, subject to any limitations prescribed by law and without further stockholder approval, to issue from time to time up to 5,000,000 shares of preferred stock in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and rights or privileges as shall be determined by the Board of Directors.

                                 DIACRIN, INC.

(B) WARRANTS

     In February 1996, the Company issued redeemable warrants in connection with the Company's initial public offering to purchase 2,875,000 shares of common stock at an exercise price of $16 per share, subject to certain adjustments. The warrants became exercisable on August 12, 1996 and expire on the earlier to occur of redemption of the warrants by the Company, which option the Company may exercise (at a price of $.01 per warrant) if the average closing price of the common stock for any 20-consecutive-day trading period exceeds 150% of the exercise price of the warrants, or December 31, 2000. All warrants were outstanding at December 31, 1999.

(9) COMMON STOCK OPTIONS

     The Company has adopted the 1990 Stock Option Plan (the "1990 Plan") under which the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and stock appreciation rights to employees, directors and consultants of the Company for up to 800,000 shares of the Company's common stock. All options granted have 10-year terms, and the majority vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 1999, there were options to purchase 80,795 shares of common stock available for future grant under the 1990 Plan.

     In July 1994, the stockholders approved the 1994 Directors' Stock Option Plan (the "Director Plan") which automatically grants an option to each eligible outside director of the Company for the purchase of 7,500 shares of common stock at an exercise price of the then fair market value. Each option granted under the Director Plan has a 10-year term and may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter. In December 1996, the Board of Directors amended the Director Plan to automatically grant 15,000 options to each new eligible outside director. The Company has reserved 30,000 shares for issuance under this plan. As of December 31, 1999, there were 28,125 options outstanding under the Director Plan at a weighted average exercise price of $10.38 per share. As of December 31, 1999, there were no options available for grant under the Director Plan.

     In June 1997, the stockholders approved the 1997 Stock Option Plan (the "1997 Plan") under which the Board of Directors is authorized to grant incentive stock options and non-qualified stock options to employees, directors and consultants of the Company for up to 1,200,000 shares of the Company's common stock. All options granted have 10-year terms, and vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 1999, options to purchase 729,125 shares of common stock were available for future grant under the 1997 Plan.

                                 DIACRIN, INC.

     The following table summarizes incentive and non-qualified stock option activity, exclusive of the warrants discussed in Note 8(b):

                                             NUMBER OF    WEIGHTED AVERAGE
                                              OPTIONS      EXERCISE PRICE
                                             ---------    ----------------
Balance, December 31, 1996.................    974,495         $ 3.44
  Options granted..........................    209,250          11.01
  Options exercised........................   (78,697)           1.50
  Options canceled.........................   (78,250)           9.33
                                             ---------

Balance, December 31, 1997.................  1,026,798           4.69
     Options granted.......................    189,250           6.43
     Options exercised.....................   (31,935)            .91
     Options canceled......................   (58,375)           9.18
                                             ---------

Balance, December 31, 1998.................  1,125,738           4.87
     Options granted.......................    183,500           5.97
     Options exercised.....................   (58,965)           1.02
     Options canceled......................   (13,750)          11.20
                                             ---------

Balance, December 31, 1999.................  1,236,523           5.14
                                             =========
Exercisable, December 31, 1999.............    822,332           4.15
                                             =========
Exercisable, December 31, 1998.............    735,609           3.31
                                             =========
Exercisable, December 31, 1997.............    672,220           2.77
                                             =========

     All options have been granted at the fair market value of the Company's common stock on the date of grant.

     The following table summarizes certain information about options outstanding and exercisable at December 31, 1999:

                                  OPTIONS OUTSTANDING
---------------------------------------------------------------------------------------
   RANGE OF       NUMBER OUTSTANDING AT        WEIGHTED AVERAGE        WEIGHTED AVERAGE
EXERCISE PRICES     DECEMBER 31, 1999     REMAINING CONTRACTUAL LIFE    EXERCISE PRICE
---------------   ---------------------   --------------------------   ----------------
$1.22 to $2.50            591,273                    4.35                   $ 2.10
$4.50 to $7.50            373,500                    9.20                   $ 6.08
$8.00 to $12.00           271,750                    7.44                   $10.40
                        ---------
                        1,236,523
                        =========

                                 DIACRIN, INC.

                   OPTIONS EXERCISABLE
----------------------------------------------------------
   RANGE OF       NUMBER EXERCISABLE AT   WEIGHTED AVERAGE
EXERCISE PRICES     DECEMBER 31, 1999      EXERCISE PRICE
---------------   ---------------------   ----------------
$1.22 to $2.50           591,273               $ 2.10
$4.50 to $7.50            52,873               $ 6.41
$8.00 to $12.00          178,186               $10.27
                         -------
                         822,332
                         =======

     The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has continued to account for employee and director stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has included the proforma disclosure required by SFAS No. 123 for all periods presented.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS No. 123. The fair-value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1998 and 1999: risk-free interest rates of 5.5%, 5.5% and 6.0%, respectively; dividend yield of 0% for all years; volatility factor of the expected market price of the Company's common stock of 70% for 1997 and 1998, and 95% for 1999 and a weighted-average expected life of the options of 7.5 years for all years.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The aggregate fair value of options granted in 1997, 1998 and 1999 was approximately $689,000, $886,000 and $912,000, respectively. The Company's pro forma information follows:

                                       1997           1998           1999
                                    -----------    -----------    ----------
Net loss.............  As reported  $(2,351,464)   $(4,829,950)   (4,760,315)
                       Pro forma     (2,833,712)    (5,644,899)   (5,796,810)
Basic and diluted net
  loss per share:....  As reported         (.18)          (.34)         (.33)
                       Pro forma           (.21)          (.40)         (.40)

                                 DIACRIN, INC.

(10) FACILITY LEASE

     During 1991, the Company entered into a ten-year operating lease for a facility. Minimum rental payments under the lease are as follows:

                                                       RENTAL
                                                     COMMITMENT
                                                     ----------
2000...............................................     710,000
2001...............................................     533,000
                                                     ----------
                                                     $1,243,000
                                                     ==========

     Total rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $761,000, $771,000 and $761,000, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Steering Committee of
Diacrin/Genzyme LLC:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and changes in venturers' capital (deficit) present fairly, in all material respects, the financial position of Diacrin/Genzyme LLC (a development stage enterprise) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and the period from October 1, 1996 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Steering Committee of the Joint Venture; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                              PricewaterhouseCoopers LLP

Boston, Massachusetts
February 14, 2000

                              DIACRIN/GENZYME LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                           1998         1999
                                                         ---------    ---------
ASSETS
Current assets:
  Cash.................................................  $   4,908    $   9,531
  Prepaid to Diacrin, Inc. (Note C)....................    346,925      433,712
  Other current assets.................................     11,899           --
                                                         ---------    ---------
     Total current assets..............................    363,732      443,243
Property and equipment, net (Note D)...................    220,164      192,054
                                                         ---------    ---------
     Total assets......................................  $ 583,896    $ 635,297
                                                         =========    =========
LIABILITIES AND VENTURERS' CAPITAL (DEFICIT)
Payable to Genzyme Corporation (Note C)................  $ 885,161    $ 948,088
Accrued expenses.......................................         --       24,353
                                                         ---------    ---------
     Total liabilities.................................    885,161      972,441
Commitments and contingencies (Note C)
Venturers' capital (deficit) (including deficit
  accumulated during the development stage of
  $28,660,143):
  Venturer's capital -- Genzyme Corporation............   (223,823)    (250,733)
  Venturer's capital -- Diacrin, Inc...................    (77,442)     (86,411)
                                                         ---------    ---------
     Total Venturers' capital (deficit)................   (301,265)    (337,144)
                                                         ---------    ---------
     Total liabilities and Venturers' capital
       (deficit).......................................  $ 583,896    $ 635,297
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                              DIACRIN/GENZYME LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                    FOR THE PERIOD
                                                                         FROM
                                       FOR THE YEAR ENDED           OCTOBER 1, 1996
                                          DECEMBER 31,            (DATE OF INCEPTION)
                                   ---------------------------      TO DECEMBER 31,
                                      1998            1999               1999
                                   -----------    ------------    -------------------
Operating costs and expenses:
  Research and development --
     Genzyme Corporation.........  $ 4,985,391    $  6,677,683       $ 14,166,754
  Research and development --
     Diacrin, Inc................    4,549,000       3,961,129         14,310,527
  General and administrative.....       60,955          79,337            187,640
                                   -----------    ------------       ------------
     Total operating costs and
       expenses..................    9,595,346      10,718,189         28,664,921
Other income:
  Interest income................           --           4,778              4,778
                                   -----------    ------------       ------------
     Net loss....................  $(9,595,346)   $(10,713,411)      $(28,660,143)
                                   ===========    ============       ============

   The accompanying notes are an integral part of these financial statements.

                              DIACRIN/GENZYME LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                    FOR THE PERIOD
                                                                         FROM
                                       FOR THE YEAR ENDED           OCTOBER 1, 1996
                                          DECEMBER 31,            (DATE OF INCEPTION)
                                   ---------------------------      TO DECEMBER 31,
                                      1998            1999               1999
                                   -----------    ------------    -------------------
Operating activities:
  Net loss.......................  $(9,595,346)   $(10,713,411)      $(28,660,143)
Reconciliation of net loss to net
  cash used by operating
  activities:
  Depreciation...................       37,625          48,221            107,439
  Increase (decrease) in cash
     from working capital
     changes:
     Prepaid to Diacrin, Inc.....       50,000         (86,787)          (433,712)
     Payable to Genzyme
       Corporation...............      667,505          62,927            948,088
     Other current assets........         (649)         11,899                 --
     Accrued expenses............           --          24,353             24,353
                                   -----------    ------------       ------------
Net cash used by operating
  activities.....................   (8,840,865)    (10,652,798)       (28,013,975)
Investing activities:
  Acquisition of property and
     equipment...................      (78,191)        (20,111)          (299,493)
Financing activities:
  Capital contributed by Genzyme
     Corporation.................    7,004,722       8,008,148         23,744,374
  Capital contributed by Diacrin,
     Inc. .......................    1,909,241       2,669,384          4,578,625
                                   -----------    ------------       ------------
Net cash provided by financing
  activities.....................    8,913,963      10,677,532         28,322,999
                                   -----------    ------------       ------------
Increase (decrease) in cash......       (5,093)          4,623              9,531
Cash at beginning of period......       10,001           4,908                 --
                                   -----------    ------------       ------------
Cash at end of period............  $     4,908    $      9,531       $      9,531
                                   ===========    ============       ============

   The accompanying notes are an integral part of these financial statements.

                              DIACRIN/GENZYME LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

             STATEMENTS OF CHANGES IN VENTURERS' CAPITAL (DEFICIT)
                      FOR THE PERIOD FROM OCTOBER 1, 1996
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999

                                                                           TOTAL
                                       GENZYME                          VENTURERS'
                                     CORPORATION    DIACRIN, INC.    CAPITAL/(DEFICIT)
                                     -----------    -------------    -----------------
1996 capital contributions.........  $ 1,911,968     $        --       $  1,911,968
1996 net loss......................   (1,542,374)             --         (1,542,374)
                                     -----------     -----------       ------------
Balance at December 31, 1996.......      369,594              --            369,594
1997 capital contributions.........    6,819,536              --          6,819,536
1997 net loss......................   (6,809,012)             --         (6,809,012)
                                     -----------     -----------       ------------
Balance at December 31, 1997.......      380,118              --            380,118
1998 capital contributions.........    7,004,722       1,909,241          8,913,963
1998 net loss......................   (7,608,663)     (1,986,683)        (9,595,346)
                                     -----------     -----------       ------------
Balance at December 31, 1998.......     (223,823)        (77,442)          (301,265)
1999 capital contributions.........    8,008,148       2,669,384         10,677,532
1999 net loss......................   (8,035,058)     (2,678,353)       (10,713,411)
                                     -----------     -----------       ------------
Balance at December 31, 1999.......  $  (250,733)    $   (86,411)      $   (337,144)
                                     ===========     ===========       ============

   The accompanying notes are an integral part of these financial statements.

                              DIACRIN/GENZYME LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

A. NATURE OF BUSINESS AND ORGANIZATION

     On October 1, 1996, Diacrin/Genzyme LLC ("the Joint Venture") was established as a joint venture between Genzyme Corporation ("Genzyme") and Diacrin, Inc. ("Diacrin") (collectively, the "Venturers"), to develop and commercialize products and processes for use in the treatment of Parkinson's disease and Huntington's disease in humans using porcine fetal cells. Genzyme originally allocated the Joint Venture to the Genzyme Tissue Repair Division ("GTR"). Effective May 27, 1999, Genzyme's interest in the Joint Venture was transferred from GTR to the Genzyme General Division ("GGD"). Under the terms of the Collaboration Agreement among Diacrin, Genzyme and the Joint Venture (the "Collaboration Agreement"), all funding is provided by the Venturers, and all payments for work performed are made to the Venturers. Genzyme provided the initial $10.0 million of the funding requirements, and the next $40.0 million of the funding requirements are to be provided 75% by Genzyme and 25% by Diacrin. After $50.0 million has been funded, any additional funding will be provided equally by the Venturers. Funding is provided on a monthly basis. Losses from the Joint Venture will be shared in proportion to the capital contributions of each Venturer. Profits from the Joint Venture will be shared equally by the Venturers. The amounts funded to the Joint Venture by the Venturers are paid by the Joint Venture to the Venturers based upon the dollar amount of work, at defined cost, that each Venturer performs toward the Joint Venture. All general and administrative expenses recorded on the statements of operations are for costs incurred by and reimbursed to the Venturers. See also Note C.

     The Steering Committee of the Joint Venture is comprised of representatives of each Venturer. The Steering Committee is responsible for approving the budget of the Joint Venture, reviewing costs incurred by the Venturers and monitoring the scientific progress of the Joint Venture.

     The intangible assets or technological know-how contributed by Diacrin to the Joint Venture is not included as an asset in these financial statements, because generally accepted accounting principles require that an asset be recorded at their book value. The book value of these assets is $0.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHOD

     The financial statements have been prepared under the accrual method of accounting in conformity with accounting principles generally accepted in the United States.

FISCAL YEAR-END

     The Venturers have determined that the fiscal year-end of the Joint Venture is December 31.

                              DIACRIN/GENZYME LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, consisting principally of money market funds and municipal notes purchased with initial maturities of three months or less, are valued at cost plus accrued interest, which approximates market.

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

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are expensed as incurred. The research and development efforts are being conducted by the Venturers. The costs incurred by these related parties, which are subject to an annual budget approved by the Joint Venture's Steering Committee, are then charged to the Joint Venture, at a defined cost, or at amounts agreed to by the Venturers.

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

                              DIACRIN/GENZYME LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

C. AGREEMENTS WITH VENTURERS

FUNDING

     Genzyme agreed to make financing available to Diacrin from and after the date that Genzyme provides the initial $10.0 million of funding to the Joint Venture. Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit (the "Line") of up to an aggregate amount of $10.0 million. Diacrin may draw on the Line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the Joint Venture. The Line will be available through the date five years after the date Diacrin first draws on the Line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest bearing, evidenced by a promissory note and subject to other considerations; and the aggregate amount of draws in any calendar year may not exceed $5.0 million. As of December 31, 1999, Diacrin has not made any draws on the Line.

     During the year ended December 31, 1998, the amount of funding Genzyme provided to the Joint Venture exceeded the initial $10.0 million of funding to the Joint Venture. After the initial $10.0 million, Genzyme and Diacrin funded 75% and 25%, respectively.

OTHER AGREEMENTS

     The amount payable to Genzyme for research and development will be settled by cash payment and represents costs incurred by Genzyme that are reimbursable under the Collaboration Agreement. The amount prepaid to Diacrin is based upon Diacrin's estimate of the work they will perform in the next month.

     According to the terms of the Operating Agreement between Diacrin and Genzyme (the "Operating Agreement"), in no event shall net loss of the Joint Venture be allocated to a Venturer if such allocation would cause or increase a negative balance in such Venturer's capital account. However, both Venturers had negative capital balances at December 31, 1998 and 1999 in violation of the Operating Agreement. Accordingly, these negative equity balances represent receivables from the Venturers; the Venturers provided additional funding in 1999 and 2000, respectively, to pay these amounts.

     Genzyme charges the Joint Venture for use of certain research and development facilities. These charges amounted to $610,392 and $364,164 for the years ended December 31, 1998 and 1999, respectively, and the Joint Venture expects to incur $364,164 and $364,164 in the years ending December 31, 2000 and 2001, respectively.

                              DIACRIN/GENZYME LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

D. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. At December 31, 1998 and 1999, property and equipment consisted of the following:

                                                    1998        1999
                                                  --------    ---------
Lab equipment...................................  $166,820    $ 186,931
Computer equipment..............................    71,991       71,991
Leasehold improvements..........................    27,608       27,608
Furniture and fixtures..........................    12,963       12,963
                                                  --------    ---------
                                                   279,382      299,493
Less: accumulated depreciation..................   (59,218)    (107,439)
                                                  --------    ---------
Property and equipment, net.....................  $220,164    $ 192,054
                                                  ========    =========

     Depreciation expense was $37,625 and $48,221 for the years ended December 31, 1998 and 1999, respectively.