Form 10-K405/A
period 1999-12-31
DIACRIN INC /DE/
filed 2000-03-02
CIK 887137

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


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



     Each step of our production process has been carefully designed based on proposed FDA guidelines and is tightly controlled in order to obtain cells suitable for human transplantation. We have developed procedures to screen pigs thoroughly for infectious agents and then quarantine qualified donor pigs at our biomedical animal facilities. We harvest cells of appropriate age and type under current good manufacturing procedures, commonly referred to as cGMP, at either our facilities or those of our joint venture with Genzyme.



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



     In 1999, our joint venture with Genzyme completed accrual of patients in an 18-patient pivotal, randomized, double-blinded, placebo-controlled Phase 2/3 clinical trial involving the transplantation of NeuroCell-PD in conjunction with cyclosporine immunosuppression versus a control group. Each of the treated patients in this trial received approximately 48 million cells transplanted bilaterally (both sides of the brain). We expect that the results of this trial will be unblinded in late 2000. We plan to commence enrolling patients under a confirmatory, single blind, randomized Phase 3 clinical trial with approximately 36 patients in mid-2000.



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



PATENTS AND LICENSES



     We intend to aggressively seek patent protection for any products we develop. We also intend to seek patent protection or rely upon trade secrets to protect certain of our technologies which will be used in discovering and evaluating new products. We have nine issued U.S. patents and 23 patent applications pending with the United States Patent and Trademark Office. We have also filed foreign counterparts in the European

Union and other selected countries. These applications seek composition-of-matter and use protection for the various products we have in development.



     Massachusetts General Hospital has been awarded two patents in the United States covering the basic immunomodulation technology we use. Foreign counterparts of these patents have been filed in the European Union and other selected countries. Under an agreement with MGH, we have an exclusive, worldwide license to the technology and the inventions described in the patents, and all foreign counterparts, including any continuations, reissues or substitutions as well as any patents and equivalents which may mature from such patents, subject to the payment of royalties. Unless sooner terminated, our rights will continue, on a country by country basis, until the last to expire of the patents. We or MGH may terminate the agreement, upon notice, in the event the other party defaults in its material obligations and has failed to cure this default within 60 days of receipt of this notice.



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



     Preclinical testing is generally conducted in the laboratory on animals to evaluate the potential efficacy and the safety of a product. In the United States the results of these studies are submitted to the FDA as part of an IND application, which must receive FDA clearance before human clinical testing can begin. Clinical trials are typically conducted in three phases which may overlap. Generally, in phase 1, clinical trials are conducted with a small number of human subjects to determine the early safety profile. In Phase 2, clinical trials are conducted with groups of patients afflicted with the specific disease in order to determine preliminary efficacy, optimal treatment regimens and expanded evidence of safety. Where a product candidate is found to have an effect at an optimal dose and to have an acceptable safety profile in Phase 2, larger scale, multi-center, randomized and blinded Phase 3 clinical trials are conducted with patients afflicted with the target disease to further test for safety, to further evaluate clinical effectiveness and to obtain additional information for labeling. In addition, the FDA may request post-marketing (Phase 4) monitoring of the approved product, during which clinical data are collected on selected groups of patients to monitor longer-term safety.

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



     The nature of the marketing claims we will be permitted to use for labeling and advertising will be limited to those allowed in the FDA's approval. Claims beyond those approved will constitute a violation of the Food, Drug & Cosmetic Act or the FD&C Act. Noncompliance with the provisions of the FD&C Act or Public Health Service Act can result in, among other things, loss of approval, voluntary or mandatory product recall, seizure of products, fines, injunctions and civil or criminal penalties. Our advertising is also subject to regulation by the Federal Trade Commission under the FTC Act, which prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Violation can result in a variety of enforcement actions including fines, injunctions and other remedies.



     In the European member states and other foreign countries, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Generally, we intend to apply for foreign marketing authorizations at a national level. However, within the European Union, procedures are available to companies wishing to market a product in one or all European Union member states. This centralized process is conducted through the European Medicines Evaluation Agency, known as the EMEA. The EMEA coordinates the regulatory process, while a body of experts drawn from member states undertakes the scientific assessment of the product and recommends whether a product satisfies the criteria of safety, quality and efficacy for approval. If the authorities are satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. We may rely on licensees to obtain regulatory approval for marketing certain of our products in certain European Union member sates or other foreign countries.



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



     We intend to take advantage of the regulatory pathways which may provide expedited review of our cell transplantation products and allow limited cost recovery during the clinical research phase. These include: (1) expedited review for more effective or better tolerated therapies for serious conditions, commonly referred to as fast track designation, and (2) seeking approval for limited cost recovery during clinical testing under treatment IND status. We also intend to seek marketing exclusivity for products which qualify for orphan drug status, where appropriate.



     FAST TRACK DESIGNATION. In 1997, Congress enacted the Food and Drug Administration Modernization Act, in part, to ensure the availability of safe and effective drugs by expediting the FDA review process for new products. This act establishes a statutory program for the approval of fast track products. A fast track product is defined as a new drug intended for the treatment of a serious or life-threatening condition, which demonstrates the potential to address unmet medical needs. Under the fast track program, the sponsor of a new drug may request the FDA to designate the drug as a fast track product at the time of the IND submission or after. If a preliminary review of the clinical data suggests that a fast track product may be effective, the FDA may initiate review of sections of a marketing application for a fast track product before the sponsor completes the application. NeuroCell-PD was granted fast track designation in 1999.



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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, we have received funding from our joint venture with Genzyme in support of the NeuroCell-PD and NeuroCell-HD product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At December 31, 1999, we had an accumulated deficit of $44.3 million.


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


     Research and development expenses were $5.9 million for the year ended December 31, 1999 versus $7.4 million for the year ended December 31, 1998. The 20% decrease in 1999 was primarily due to a reduction in preclinical research as several of our product candidates had begun clinical testing. The decrease was, to a lesser extent, due to the additional production costs of clinical grade antibody incurred during 1998 for use in our clinical trials and preclinical research.


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


     In February 1996, we issued redeemable warrants in connection with our initial public offering. The warrants are exercisable for an aggregate of 2,875,000 shares of common stock at an exercise price of $16.00 per share. The warrants expire on the earlier of redemption of the warrants by us or December 31, 2000. We may redeem the warrants, upon 30 days given notice, if the average closing price of the common stock for any 20-consecutive-day trading period exceeds 150% of the exercise price of the warrants. The redemption price is $0.01 per warrant. All 2,875,000 warrants were outstanding at December 31, 1999.


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



     We expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies, clinical trials, expanding our cell production capabilities and the expansion of our laboratory and administrative activities. Therefore, in order to achieve commercialization of our potential products, we may need substantial additional funds. We cannot assure you that we will be able to obtain the additional funding that we may require on acceptable terms, if at all.



DIACRIN/GENZYME LLC FINANCIAL STATEMENTS



     For the year ended 1999, our equity in operations of the joint venture exceeded 10% of our net loss. Accordingly, pursuant to the rules of the Securities and Exchange Commission, or SEC, this Annual Report on Form 10-K includes separate financial statements for the joint venture.



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



     XENOTRANSPLANTATION INVOLVES RISKS WHICH HAVE RESULTED IN ADDITIONAL FDA OVERSIGHT AND WHICH IN THE FUTURE MAY RESULT IN ADDITIONAL REGULATION



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



RISKS RELATING TO CLINICAL AND REGULATORY MATTERS



     THE EVALUATION OF THE UNBLINDED DATA FROM OUR PHASE 2/3 CLINICAL TRIAL OF NEUROCELL-PD MAY NOT SUPPORT FURTHER CLINICAL DEVELOPMENT



     We have completed treatment of patients in a Phase 2/3 trial for our NeuroCell-PD product candidate, and the final patient in the trial will reach the twelve-month post-transplantation endpoint in August 2000. Although there will be a limited interim analysis of the data in the second quarter of 2000, the final evaluation of unblinded data will occur later in the year. As is the case with the results of any clinical trial, the results of the Phase 2/3 clinical trial may not show a statistically significant difference between the treated patients and the patients in the control group. If such an outcome were to occur, it is possible that further clinical development of NeuroCell-PD would not be supported by Genzyme, or that we may choose to discontinue development or modify the clinical trial protocols, which could result in the termination of or significantly delay the progress of the NeuroCell-PD development program.

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



     Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities which could delay, limit or prevent regulatory approval. Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.



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

     - if our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention; and

     - if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such claims.



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



     Before we can begin commercially manufacturing our product candidates, we must obtain regulatory approval of our manufacturing facility and process. Manufacturing of our product candidates must comply with cGMP, and foreign regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and foreign regulatory requirements, we will be obligated to expend time, money and effort on production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our product candidates.



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



     Our products may be more expensive than conventional treatments because they involve the surgical transplantation of living cells. The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.



     In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. Further proposals are likely. The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborative partners and market our products.



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



     Our certificate of incorporation permits our board of directors to issue preferred stock without shareholder approval upon such terms as the board of directors may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding common stock. The issuance of a substantial number of preferred shares could adversely affect the price of our common stock.


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

SCIENTIFIC ADVISORY BOARD



     Our scientific advisory board is a multi-disciplinary assemblage of scientists and physicians in the fields of transplantation, immunology, endocrinology, neurophysiology and neuromuscular physiology, transplantation biology and surgery. The scientific advisory board meets regularly to review and evaluate our research programs and advise us with respect to technical matters. The members of the scientific advisory board are as follows:



                                            MEMBER
NAME                                        SINCE    POSITION
----                                        ------   --------
Hugh Auchincloss, Jr., M.D. ..............   1992    Professor of Surgery, Harvard Medical School;
                                                     Director, Kidney Transplantation, Brigham and
                                                     Women's Hospital; Surgical Director, Pancreas
                                                     Transplantation and Visiting Surgeon,
                                                     Massachusetts General Hospital
Jay A. Berzofsky, M.D., Ph.D. ............   1992    Chief, Molecular Immunogenetics and Vaccine
                                                     Research Section, Metabolism Branch, National
                                                     Cancer Institute, National Institutes of
                                                     Health
Robert H. Brown, Jr., M.D., D.Phil. ......   1992    Director of Cecil B. Day Laboratory for
                                                     Neuromuscular Research, Associate in
                                                     Neurology, Massachusetts General Hospital;
                                                     Professor of Neurology, Harvard Medical
                                                     School
Laurie H. Glimcher, M.D. .................   1993    Professor of Immunology, Department of
                                                     Immunology and Infectious Diseases, Harvard
                                                     School of Public Health; Professor of
                                                     Medicine, Harvard Medical School
Ronald D. McKay, Ph.D. ...................   1998    Chief, Laboratory of Molecular Biology,
                                                     National Institute of Neurological Disorders
                                                     and Stroke, National Institutes of Health
David H. Sachs, M.D. .....................   1990    Director, Transplantation Biology Research
                                                     Center, Massachusetts General Hospital; Paul
                                                     S. Russell/ Warner-Lambert Professor of
                                                     Surgery (Immunology), Harvard Medical School



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



     - each of our executive officers and directors; and



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


-------------------------


  *  Less than 1.0%



 (1) John W. Littlechild is a general partner of HealthCare Partners II, L.P. ("HCPII"), HealthCare Partners III, L.P. ("HCPIII") and HealthCare Partners IV, L.P. ("HCPIV"), the general partner of HealthCare Ventures II, L.P. ("HCVII"), HealthCare Ventures III, L.P. ("HCVIII") and HealthCare Ventures IV, L.P. ("HCVIV"), respectively. Mr. Littlechild, together with James H. Cavanaugh, Harold R. Werner and William Crouse, the other general partners of HCPII, HCPIII and HCPIV, share voting and investment control with respect to shares owned by HCVII, HCVIII and HCVIV, respectively. Mr. Littlechild does not own any shares of our capital stock in his individual capacity. The address of HealthCare Ventures II, III and IV, L.P. is 44 Nassau Street, Princeton, New Jersey 08542.



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



     Rho Management Trust II, which owned 11.1% of our outstanding capital stock as of December 31, 1999, also holds approximately 18.9% and 54.3% of the outstanding limited partnership interests in HCVII and HCVIV, respectively. An affiliate of Rho is also a limited partner of HCPII, HCPIII and HCPIV. Joshua Ruch, a member of the board of directors, is a controlling person of Rho. See "Security Ownership of Certain Beneficial Owners of Management."



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
 21            --  Subsidiaries................................................      **
 23.1          --  Consent of Arthur Andersen LLP..............................      *
 23.2          --  Consent of PricewaterhouseCoopers LLP.......................      *
 27            --  Financial Data Schedule.....................................      **


     (b) REPORTS ON FORM 8-K.


     We did not file any current reports on Form 8-K during the last quarter of the period covered by this report.


     (c) DESCRIPTION OF EXHIBITS.

     See Item 14(a)

     (d) DESCRIPTION OF FINANCIAL STATEMENT SCHEDULES.

     None.
---------------
   * Filed herewith


  ** Filed previously



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


                                          DIACRIN, INC.

                                          By: /s/ THOMAS H. FRASER
                                            ------------------------------------
                                            Thomas H. Fraser

                                            President and Chief Executive
                                              Officer

                                 EXHIBIT INDEX



     The following is a list of exhibits filed as part of this 10-K/A:



EXHIBIT NO.                                   TITLE                               PAGE
-----------                                   -----                               ----
  3.1          --  Amended and Restated Certificate of Incorporation of Diacrin
                   as amended to date..........................................    (7)
  3.2          --  Amended and Restated By-laws of Diacrin.....................    (6)
 10.1+         --  Research and License Agreement effective as of October 1,
                   1989 by and among Diacrin and The General Hospital
                   Corporation, as amended effective as of February 1, 1991....    (2)
 10.2++        --  Employment Agreement dated February 6, 1990 by and between
                   Diacrin and Dr. Thomas H. Fraser............................    (2)
 10.3          --  Rights Agreement dated July 29, 1991 by and among Diacrin and the holders of the preferred stock as amended on
                   September 27, 1991..........................................    (2)
 10.3(a)       --  Consent and Agreement to Amend dated April 26, 1995 by and
                   among Diacrin and certain investors named therein...........    (1)
 10.3(b)       --  Consent and Agreement to Amend dated as of January 4, 1996
                   by and among Diacrin and certain investors named therein....    (6)
 10.4          --  Warrant Agreement dated November 14, 1991 by and between
                   Diacrin and American Stock Transfer & Trust Company, as
                   Warrant Agent...............................................    (2)
 10.4(a)       --  Supplement No. 1 to Warrant Agreement dated November 14,
                   1991, dated April 24, 1995, by and between Diacrin and
                   American Stock Transfer & Trust Company, as Warrant Agent...    (1)
 10.5++        --  1990 Stock Option Plan, as amended..........................    (3)
 10.6          --  Sublease dated January 24, 1991 by and among Diacrin and
                   Building 79 Associated Limited Partnership and Building 96
                   Associates Limited Partnership..............................    (2)
 10.7+         --  Letter Agreement dated December 10, 1993 between Diacrin and
                   The General Hospital Corporation............................    (4)
 10.8++        --  1994 Directors' Stock Option Plan, as amended...............    (9)
 10.9          --  Master Lease Agreement, dated December 22, 1994, between
                   Diacrin and Aberlyn Capital Management Limited
                   Partnership.................................................    (5)
 10.10         --  Agreement to Issue Warrant between Diacrin and Aberlyn
                   Capital Management Limited Partnership dated December 22,
                   1994, including Common Stock Purchase Warrant and
                   Registration Rights Agreement...............................    (5)
 10.10(a)      --  Waiver and Consent Agreement dated April 24, 1995 by and between Diacrin and Aberlyn Capital Management Limited
                   Partnership.................................................    (1)
 10.11         --  Registration Rights Agreements dated May 31, 1995 by and among Diacrin and the investors listed on Schedules I and II
                   attached thereto............................................    (1)
 10.11(a)      --  Amendment No. 1 to Registration Rights Agreement dated as of
                   January 4, 1996 by and among Diacrin and certain investors
                   named therein...............................................    (6)
 10.12         --  Unit and Warrant Agreement dated February 12, 1996 by and between Diacrin and American Stock Transfer & Trust
                   Company.....................................................    (7)
 10.13+        --  Collaboration Agreement among Diacrin, Genzyme Corporation
                   and Diacrin/Genzyme, LLC dated as of October 1, 1996........    (8)
 10.14+        --  Operating Agreement of Diacrin/Genzyme LLC..................    (8)
 10.15++       --  1997 Stock Option Plan......................................   (10)
 10.16         --  $650,000 Promissory Note dated November 25, 1997 made by
                   Diacrin to the order of Fleet National Bank.................   (11)
 10.16(a)      --  Letter Agreement dated November 25, 1997 by and between
                   Diacrin and Fleet National Bank.............................   (11)

EXHIBIT NO.                                   TITLE                               PAGE
-----------                                   -----                               ----
 21            --  Subsidiaries................................................     **
 23.1          --  Consent of Arthur Andersen LLP..............................      *
 23.2          --  Consent of PricewaterhouseCoopers LLP.......................      *
 27            --  Financial Data Schedule.....................................     **


---------------
   * Filed herewith


  ** Filed previously



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