Form 10-Q
period 2000-03-31
DIACRIN INC /DE/
filed 2000-05-11
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---                              ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                    YES   X                        NO
                         ---                           ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of April 30, 2000, 17,908,659 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index




                                                                            Page
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of
          December 31, 1999 and March 31, 2000.............................    3

          Statements of Operations for each of the three month
          periods ended March 31, 1999 and 2000.............................   4

          Statements of Cash Flows for each of the three month periods
          ended March 31, 1999 and 2000.....................................   5

          Notes to Financial Statements.....................................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................   9

Item 3.   Quantitative and Qualitative Disclosure About
          Market Risk.......................................................  12

PART II.- OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds........................   13

SIGNATURES.................................................................   14

                                                              Diacrin, Inc.
                                                              Balance Sheets
                                                               (Unaudited)


                                                                          December 31,                 March 31,
                                                                             1999                        2000

ASSETS
Current assets:
     Cash and cash equivalents                                        $    2,194,001            $     46,089,047
     Short-term investments                                               16,582,252                  11,338,983
     Interest receivable and other current assets                            329,365                     360,813
                                                                  ------------------          ------------------

         Total current assets                                             19,105,618                  57,788,843
                                                                    ----------------            ----------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                  893,962                     914,357
     Equipment under capital lease                                           675,262                     675,262
     Furniture and office equipment                                          303,436                     314,896
     Leasehold improvements                                                   77,529                      77,529
                                                                 -------------------         -------------------
                                                                           1,950,189                   1,982,044
     Less- Accumulated depreciation and amortization                       1,437,649                   1,489,203
                                                                    ----------------           -----------------
                                                                             512,540                     492,841
                                                                   -----------------          ------------------

Long-term investments                                                      2,644,084                     -
Investment in joint venture                                                  103,730                     -
                                                                   -----------------           -----------------
                                                                           2,747,814                     -
                                                                    ----------------           -----------------


                                                                     $    22,365,972             $    58,281,684
                                                                     ===============             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $         138,768            $        151,881
     Accrued expenses                                                      1,251,410                   1,382,811
     Deferred revenue                                                        438,727                     383,932
     Current portion of long-term debt                                       143,350                     137,200
                                                                  ------------------          ------------------
         Total current liabilities                                         1,972,255                   2,055,824
                                                                   -----------------           -----------------

Long-term debt                                                               249,167                     216,667
                                                                   -----------------          ------------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; authorized-- 30,000,000
         shares; issued and outstanding--14,386,183 shares
         and 17,898,659 shares at December 31, 1999
         and March 31, 2000, respectively                                    143,862                     178,987
     Additional paid-in capital                                           64,250,741                 101,329,237
     Accumulated deficit                                                 (44,250,053)                (45,499,031)
                                                                    ----------------            ----------------
              Total stockholders' equity                                  20,144,550                  56,009,193
                                                                    ----------------            ----------------

                                                                    $     22,365,972             $    58,281,684
                                                                    ================             ===============


                                              See Accompanying Notes to Financial Statements


                                                             Diacrin, Inc.
                                                        Statements of Operations
                                                              (Unaudited)


                                                                       Three Months
                                                                      Ended March 31,
                                                                1999                   2000
                                                            ----------              ---------

REVENUES:
   Research and development                               $    798,016           $    536,039
   Interest income                                             358,226                326,777
                                                            ----------             ----------
       Total revenues                                        1,156,242                862,816
                                                            ----------             ----------

OPERATING EXPENSES:
    Research and development                                 1,616,616              1,382,593
    General and administrative                                 322,030                366,473
   Interest expense                                             15,496                  8,542
                                                            ----------             ----------
       Total operating expenses                              1,954,142              1,757,608
                                                            ----------             ----------

EQUITY IN OPERATIONS OF JOINT VENTURE                         (467,008)              (354,186)
                                                            ----------             ----------

NET LOSS                                                $   (1,264,908)       $    (1,248,978)
                                                        ===============       ================

BASIC AND DILUTED
     NET LOSS PER COMMON SHARE                           $        (.09)         $        (.09)
                                                         ==============         ==============

SHARES USED IN COMPUTING BASIC AND
     DILUTED NET LOSS PER COMMON SHARE                      14,350,539             14,543,177
                                                            ==========             ==========











                                                See Accompanying Notes to Financial Statements


                                                             Diacrin, Inc.
                                                        Statements of Cash Flows
                                                              (Unaudited)

                                                                                        Three Months
                                                                                      Ended March 31,
                                                                                   1999              2000

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (1,264,908)     $ (1,248,978)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                           64,788            51,554
          Equity in operations of joint venture                                  467,008           354,186
    Changes in assets and liabilities-
       Interest receivable and other current assets                             (132,639)          (31,448)
       Accounts payable                                                          (93,753)           13,113
       Accrued expenses                                                         (185,317)           91,259
       Deferred revenue                                                           21,978           (54,795)
                                                                             -----------       -----------

              Net cash used in operating activities                           (1,122,843)         (825,109)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments                             (1,162,714)        5,243,269
    Purchases of property and equipment, net                                     (17,981)          (31,855)
    Decrease in long-term investments                                            573,530         2,644,084
    Investment in joint venture                                                 (749,501)         (399,735)
    Return of capital for services provided on behalf of joint venture           266,005           189,421
                                                                             -----------       -----------

              Net cash (used in) provided by investing activities             (1,090,661)        7,645,184
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                        28,701        37,113,621
    Principal payments on long-term debt                                         (90,622)          (38,650)
                                                                             -----------       -----------

              Net cash (used in) provided by financing activities                (61,921)       37,074,971
                                                                             -----------       -----------
NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                      (2,275,425)       43,895,046

CASH AND CASH EQUIVALENTS, beginning of period                                 4,995,054         2,194,001
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   2,719,629    $   46,089,047
                                                                           =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                      $        15,496          $  8,542
                                                                         ===============     =============



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

         (b)      Net Loss per Common Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 3,967,213 and 4,043,247 at March 31, 1999 and 2000, respectively, because to include such shares would be antidilutive.

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

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before July 1, 2000, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation will not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 is effective for the second quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101, as amended by SAB No. 101 (a) is not expected to have a material impact on the Company's financial position or results of operations.

3.          Stock Offering

         In March 2000,  the Company  completed  a stock  offering of  3,450,000
shares  of  its  common   stock  for  $11.50  per  share  for  net  proceeds  of
approximately $37 million.

4.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents, short-term investments and long-term investments at December 31, 1999 and March 31, 2000 consisted of the following:


                                                                            December 31,             March 31,
                                                                                1999                    2000
                                                                         --------------------    -------------------

Cash and cash equivalents-
    Cash                                                                                  738                   725
    Money market mutual fund                                                        2,193,263            16,544,852
    Commercial paper                                                              -                      29,543,470
                                                                         --------------------    -------------------
                                                                              $     2,194,001     $      46,089,047
                                                                         ====================    ===================

Short-term investments-
    Corporate notes (remaining avg. mat. of 7 mos. at March 31, 2000)         $    16,582,252     $      11,338,983
                                                                         ====================    ===================

Long-term investments-
    Corporate notes                                                           $     2,644,084     $         -
                                                                         ====================    ===================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, we have received funding from our joint venture with Genzyme in support of the NeuroCell-PD and NeuroCell-HD product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At March 31, 2000, we had an accumulated deficit of $45.5 million.

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

         Through December 31, 1997, Genzyme made 100% of the total cash contributions to the joint venture. During the first quarter of 1998, we began making cash contributions to the joint venture equal to 25% of the joint venture's funding requirements. As of March 31, 2000, approximately $24.9 million had been contributed to the joint venture by Genzyme and approximately $5.0 million had been contributed by us. We expect that the joint venture's 2000 product development plans, together with our continued funding of the joint venture, will significantly increase our net loss and cash and investments used in 2000 as compared with 1999.

          We record as research and development expense all costs related to NeuroCell-PD and NeuroCell-HD incurred by us on behalf of the joint venture. We then recognize research and development revenue equal to the amount of reimbursement received by us from the joint venture out of funds contributed by Genzyme. We do not recognize research and development revenue for amounts we received from the joint venture out of funds contributed by us. As Genzyme incurs costs on behalf of the joint venture that we are obligated to fund, we recognize an expense in our statement of operations captioned "Equity in operations of joint venture."

Results of Operations

Three Months Ended March 31, 2000 Versus Three Months Ended March 31, 1999

                  Research and development revenues of approximately $536,000 for the three months ended March 31, 2000 and $798,000 for the three months ended March 31, 1999 were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture products as the Joint Venture completed accruing patients into its Phase 2/3 clinical trial in 1999.

         Interest income of $327,000 and $358,000 for the three month period ended March 31, 2000 and 1999, respectively, remained relatively unchanged.

         Research and development expenses were $1.4 million for the three months ended March 31, 2000 versus $1.6 million for the three months ended March 31, 1999. This 14% decrease was primarily due to a reduction in clinical production activity as the Company's Joint Venture completed accruing patients into its Phase 2/3 clinical trial of NeuroCell(TM)-PD in 1999 and a reduction in preclinical related research as most of the Company's product candidates move toward clinical testing.

         General and administrative expenses of $366,000 and $322,000 for the three months ended March 31, 2000 and 1999, respectively, remained relatively unchanged between the periods.

         For the three months ended March 31, 2000 and 1999, the Company recorded an expense of $354,000 and $467,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture.

         The Company incurred a net loss of approximately $1.2 million for the three months ended March 31, 2000 versus approximately $1.3 million for the three months ended March 31, 1999.

Liquidity and Capital Resources

         We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $101 million and with the interest earned thereon. In addition, we have recorded approximately $12.9 million in revenue from our joint venture since it commenced on October 1, 1996. At March 31, 2000, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $57.4 million.

         In February 1996, we issued redeemable warrants in connection with our initial public offering. The warrants are exercisable for an aggregate of 2,875,000 shares of common stock at an exercise price of $16.00 per share. The warrants expire on the earlier of redemption of the warrants by us or December 31, 2000. We may redeem the warrants, upon 30 days given notice, if the average closing price of the common stock for any 20-consecutive-day trading period exceeds 150% of the exercise price of the warrants. The redemption price is $0.01 per warrants. At March 31, 2000 there were 2,872,800 warrants outstanding.

         We have purchased approximately $2.3 million of capital equipment since inception. In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (9.50% at March 31, 2000) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. We had no material commitments for capital expenditures as of March 31, 2000.

         In accordance with the joint venture agreement, Genzyme agreed to make financing available to us from and after the date that Genzyme provides the initial $10 million of funding to the joint venture. Genzyme agreed to make available an unsecured, subordinated line of credit of up to an aggregate amount of $10 million. We may draw on this facility only in the event that our cash and cash equivalents are insufficient to fund our budgeted operations for a specified period of time, and we may use the funds only to fund capital contributions to the joint venture. The facility will be available through the date five years after the date we first draw on the facility, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other customary conditions. The aggregate amount of draws under the facility in any calendar year may not exceed $5 million. We have not made any draws on the facility as of March 31, 2000, and do not anticipate drawing on the facility for the foreseeable future.

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

         We expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies, clinical trials, expanding our cell production capabilities and the expansion of our laboratory and administrative activities. Therefore, in order to achieve commercialization or our potential products, we may need substantial additional funds. We cannot assure you that we will be able to obtain the additional funding that we may require on acceptable terms, if at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) The Company did not sell any equity securities during the quarter ended March 31, 2000 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through March 31, 2000, the Company has used approximately $15,000,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $15,000,000 used, approximately $323,000 was used for the purchase of machinery and equipment; approximately $900,000 was used for repayment of indebtedness; and approximately $13,777,000 was used for working capital. The unused proceeds of approximately $5,912,000 are in temporary investments consisting of corporate notes, commercial paper and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              Diacrin, Inc.



May 11, 2000                                      /s/  Thomas H. Fraser
                                             --------------------------
                                                       Thomas H. Fraser
                                                    President and Chief
                                                      Executive Officer



                                                    /s/  Kevin Kerrigan
                                            ---------------------------
                                                         Kevin Kerrigan
                                                             Controller