Form 10-Q
period 2000-06-30
DIACRIN INC /DE/
filed 2000-08-11
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      (Mark One)

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---                              ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                      YES     X                        NO
                            ----                           ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of July 31, 2000, 17,908,659 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index




                                                                            Page
PART I. -         FINANCIAL INFORMATION

Item 1.           Financial Statements

                    Balance Sheets as of
                    December 31, 1999 and June 30, 2000.....................   3

                    Statements of Operations for each of the three and six month
                    periods ended June 30, 1999 and 2000....................   4

                    Statements of Cash Flows for each of the six month periods
                    ended June 30, 1999 and 2000............................   5

                    Notes to Financial Statements...........................   6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................   9

Item 3.           Quantitative and Qualitative Disclosure About
                     Market Risk............................................  12

PART II. -        OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.................  13

Item 4.           Submission of Matters to a Vote of Security Holders.......  13

Item 6.           Exhibits and Reports on Form 8-K..........................  14

SIGNATURES..................................................................  15

                                                              Diacrin, Inc.
                                                              Balance Sheets
                                                               (Unaudited)

                                                                        December 31,                    June 30,
                                                                           1999                          2000
ASSETS
Current assets:
     Cash and cash equivalents                                        $    2,194,001            $     26,454,464
     Short-term investments                                               16,582,252                  13,075,045
     Interest receivable and other current assets                            329,365                     458,588
                                                                  ------------------          ------------------

         Total current assets                                             19,105,618                  39,988,097
                                                                    ----------------            ----------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                  893,962                     959,289
     Equipment under capital lease                                           675,262                     675,262
     Furniture and office equipment                                          303,436                     317,221
     Leasehold improvements                                                   77,529                      77,529
                                                                 -------------------         -------------------
                                                                           1,950,189                   2,029,301
     Less- Accumulated depreciation and amortization                       1,437,649                   1,543,739
                                                                    ----------------           -----------------
                                                                             512,540                     485,562
                                                                   -----------------          ------------------

Long-term investments                                                      2,644,084                  16,399,852
Investment in joint venture                                                  103,730                     -
                                                                   -----------------           -----------------
                                                                           2,747,814                  16,399,852
                                                                    ----------------            ----------------


                                                                     $    22,365,972             $    56,873,511
                                                                     ===============             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $         138,768            $        144,735
     Accrued expenses                                                      1,251,410                   1,172,622
     Deferred revenue                                                        438,727                      15,927
     Current portion of long-term debt                                       143,350                     130,825
                                                                  ------------------          ------------------
         Total current liabilities                                         1,972,255                   1,464,109
                                                                   -----------------           -----------------

Long-term debt                                                               249,167                     184,167
                                                                   -----------------          ------------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; authorized-- 30,000,000
         shares; issued and outstanding--14,386,183 shares
         and 17,908,659 shares at December 31, 1999
         and June 30, 2000, respectively                                     143,862                     179,087
     Additional paid-in capital                                           64,250,741                 101,352,763
     Accumulated deficit                                                 (44,250,053)                (46,306,615)
                                                                    ----------------            ----------------
              Total stockholders' equity                                  20,144,550                  55,225,235
                                                                    ----------------            ----------------

                                                                    $     22,365,972             $    56,873,511
                                                                    ================             ===============



                 See Accompanying Notes to Financial Statements

                                                            Diacrin, Inc.
                                                       Statements of Operations
                                                             (Unaudited)

                                                            Three Months                       Six Months
                                                            Ended June 30,                    Ended June 30,
                                                       1999             2000               1999             2000
                                                   ----------        ---------           -------           ------

REVENUES:
   Research and development                    $      879,322      $   506,587       $  1,677,339       $ 1,042,626
   Interest income                                    334,836          897,207            693,062         1,223,984
                                                   ----------       ----------          ---------         ---------
       Total revenues                               1,214,158        1,403,794          2,370,401         2,266,610
                                                   ----------       ----------          ---------         ---------

OPERATING EXPENSES:
    Research and development                        1,581,633        1,560,868          3,198,249         2,943,461
    General and administrative                        331,559          310,316            653,589           676,789
   Interest expense                                    12,458            8,155             27,955            16,697
                                                   ----------       ----------          ---------        ----------
       Total operating expenses                     1,925,650        1,879,339          3,879,793         3,636,947
                                                   ----------       ----------          ---------        ----------

EQUITY IN OPERATIONS
    OF JOINT VENTURE                                 (371,660)        (332,038)          (838,668)         (686,225)
                                                   ----------       ----------          ---------        ----------

NET LOSS                                         $ (1,083,152)   $    (807,583)      $ (2,348,060)     $ (2,056,562)
                                                 =============   =============      =============      ============

NET LOSS PER COMMON SHARE                       $        (.08)    $       (.05)      $       (.16)     $       (.13)
                                                ==============   =============      =============      ============

SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE                      14,359,222       17,907,890         14,354,748        16,225,528
                                                   ==========       ==========         ==========        ==========













                 See Accompanying Notes to Financial Statements

                                                            Diacrin, Inc.
                                                       Statements of Cash Flows
                                                             (Unaudited)

                                                                                         Six Months
                                                                                       Ended June 30,
                                                                                  1999              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (2,348,060)     $ (2,056,562)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                          126,706           106,090
          Equity in operations of joint venture                                  838,668           686,225
    Changes in assets and liabilities-
       Interest receivable and other current assets                             (129,577)         (129,223)
       Accounts payable                                                         (155,748)            5,967
       Accrued expenses                                                           (7,352)         (219,180)
       Deferred revenue                                                         (338,855)         (422,800)
                                                                             -----------       -----------

              Net cash used in operating activities                           (2,014,218)       (2,029,483)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in short-term investments                                         3,101,994         3,507,207
    Purchases of property and equipment, net                                     (17,981)          (79,112)
    Increase in long-term investments                                         (2,901,863)      (13,755,768)
    Investment in joint venture                                               (1,226,027)         (789,645)
    Return of capital for services provided on behalf of joint venture           442,377           347,542
                                                                             -----------       -----------

              Net cash used in investing activities                             (601,500)      (10,769,776)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                        39,535        37,137,247
    Principal payments on long-term debt                                        (183,367)          (77,525)
                                                                             -----------       -----------

              Net cash (used in) provided by financing activities               (143,832)       37,059,722
                                                                             -----------       -----------
NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                      (2,759,550)       24,260,463

CASH AND CASH EQUIVALENTS, beginning of period                                 4,995,054         2,194,001
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   2,235,504    $   26,454,464
                                                                           =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                        $      27,955    $       16,697
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

         (b)      Net Loss per Common Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 3,979,105 and 4,038,047 at June 30, 1999 and 2000, respectively, because to include such shares would be antidilutive.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, is effective for the fourth quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101 is not expected to have a material impact on the Company's financial position or results of operations.

3.          Stock Offering

         In March 2000, the Company completed an offering of 3,450,000 shares of its common stock for $11.50 per share resulting in net proceeds of approximately $37 million.

4.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents, short-term investments and long-term investments at December 31, 1999 and June 30, 2000 consisted of the following:

                                                                            December 31,              June 30,
                                                                                1999                    2000
                                                                         --------------------    -------------------
Cash and cash equivalents-
    Cash                                                                     $           738     $              725
    Money market mutual fund                                                       2,193,263             16,544,852
    Commercial paper                                                              -                       9,908,887
                                                                         --------------------    -------------------
                                                                             $     2,194,001     $       26,454,464
                                                                         ====================    ===================

Short-term investments-
    Corporate notes (remaining avg. mat. of 6 mos. at June 30, 2000)         $    16,582,252     $       13,075,045
                                                                         ====================    ===================

Long-term investments-
    Corporate notes (remaining avg. mat. of 15 mos. at June 30, 2000)        $     2,644,084     $       16,399,852
                                                                         ====================    ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, we have received funding from our joint venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At June 30, 2000, we had an accumulated deficit of $46.3 million.

         In September 1996, we formed a joint venture with Genzyme to develop and commercialize NeuroCell(TM)-PD and NeuroCell(TM)-HD. Under the joint venture agreement Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, we are responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million.

         Through December 31, 1997, Genzyme made 100% of the total cash contributions to the joint venture. During the first quarter of 1998, we began making cash contributions to the joint venture equal to 25% of the joint venture's funding requirements. As of June 30, 2000, approximately $26.3 million had been contributed to the joint venture by Genzyme and approximately $5.4 million had been contributed by us. We expect that the joint venture's 2000 product development plans, together with our continued funding of the joint venture, will increase our cash and investments used in 2000 as compared with 1999.

          We record as research and development expense all costs related to NeuroCell(TM)-PD and NeuroCell(TM)-HD incurred by us on behalf of the joint venture. We then recognize research and development revenue equal to the amount of reimbursement received by us from the joint venture out of funds contributed by Genzyme. We do not recognize research and development revenue for amounts we received from the joint venture out of funds contributed by us. As Genzyme incurs costs on behalf of the joint venture that we are obligated to fund, we recognize an expense in our statement of operations captioned "Equity in operations of joint venture."

Results of Operations

Three Months Ended June 30, 2000 Versus Three Months Ended June 30, 1999

                  Research and development revenues of approximately $507,000 for the three months ended June 30, 2000 and $879,000 for the three months ended June 30, 1999 were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture products as the Joint Venture completed accruing patients into its Phase 2/3 clinical trial in 1999.

         Interest income was $897,000 and $335,000 for the three months ended June 30, 2000 and 1999, respectively. The 168% increase in interest income was due to greater cash balances available for investment in the current year period as a result of the Company's public stock offering completed in March 2000.

         Research and development expenses of $1.6 million for the three months ended June 30, 2000 and 1999 remained relatively unchanged between the periods.

         General and administrative expenses of $310,000 and $332,000 for the three months ended June 30, 2000 and 1999, respectively, remained relatively unchanged between the periods.

         For the three months ended June 30, 2000 and 1999, the Company recorded an expense of $332,000 and $372,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture.

         The Company incurred a net loss of approximately $808,000 for the three months ended June 30, 2000 versus approximately $1.1 million for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Versus Six Months Ended June 30, 1999

                  Research and development revenues were approximately $1.0 million for the six months ended June 30, 2000 versus $1.7 million for the six months ended June 30, 1999 and were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture products as the Joint Venture completed accruing patients into its Phase 2/3 clinical trial in 1999.

         Interest income was $1.2 million and $693,000 for the six months ended June 30, 2000 and 1999, respectively. The 77% increase in interest income was due to greater cash balances available for investment in the current year period as a result of the Company's public stock offering completed in March 2000.

         Research and development expenses were $2.9 million for the six months ended June 30, 2000 versus $3.2 million for the six months ended June 30, 1999. This 8% decrease was primarily due to a reduction in clinical production activity as the Company's Joint Venture completed accruing patients into its Phase 2/3 clinical trial of NeuroCell(TM)-PD in 1999 and a reduction in preclinical related research as most of the Company's product candidates move toward clinical testing.

         General and administrative expenses of $677,000 and $654,000 for the six months ended June 30, 2000 and 1999, respectively, remained relatively unchanged between the periods.

         For the six months ended June 30, 2000 and 1999, the Company recorded an expense of $686,000 and $839,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture.

         The Company incurred a net loss of approximately $2.1 million for the six months ended June 30, 2000 versus approximately $2.3 million for the six months ended June 30, 1999.

Liquidity and Capital Resources

         We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $101 million and with the interest earned thereon. In addition, we have recorded approximately $13.4 million in revenue from our joint venture since it commenced on October 1, 1996. At June 30, 2000, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $55.9 million.

         In February 1996, we issued redeemable warrants in connection with our initial public offering. The warrants are exercisable for an aggregate of 2,875,000 shares of common stock at an exercise price of $16.00 per share. The warrants expire on the earlier of redemption of the warrants by us or December 31, 2000. We may redeem the warrants, upon 30 days given notice, if the average closing price of the common stock for any 20-consecutive-day trading period exceeds 150% of the exercise price of the warrants. The redemption price is $0.01 per warrants. At June 30, 2000 there were 2,872,800 warrants outstanding.

         We have purchased approximately $2.3 million of capital equipment since inception. In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (10% at June 30, 2000) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. We had no material commitments for capital expenditures as of June 30, 2000.

         In accordance with the joint venture agreement, Genzyme agreed to make financing available to us from and after the date that Genzyme provides the initial $10 million of funding to the joint venture. Genzyme agreed to make available an unsecured, subordinated line of credit of up to an aggregate amount of $10 million. We may draw on this facility only in the event that our cash and cash equivalents are insufficient to fund our budgeted operations for a specified period of time, and we may use the funds only to fund capital contributions to the joint venture. The facility will be available through the date five years after the date we first draw on the facility, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other customary conditions. The aggregate amount of draws under the facility in any calendar year may not exceed $5 million. We have not made any draws on the facility as of June 30, 2000, and do not anticipate drawing on the facility for the foreseeable future.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) The Company did not sell any equity securities during the quarter ended June 30, 2000 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through June 30, 2000, the Company has used approximately $16,400,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $16,400,000 used, approximately $370,000 was used for the purchase of machinery and equipment; approximately $939,000 was used for repayment of indebtedness; and approximately $15,091,000 was used for working capital. The unused proceeds of approximately $4,512,000 are in temporary investments consisting of corporate notes, commercial paper and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on June 29, 2000, the following proposals were adopted by the vote specified below:

         Proposal                                       For           Withheld

1.    Election of Directors:
     Thomas H. Fraser                                14,578,763        345,420
     Zola P. Horovitz                                14,883,263         40,920
     John W. Littlechild                             14,883,263         40,920
     Stelios Papadopolous                            14,883,263         40,920
     Joshua Ruch                                     14,883,263         40,920
     Henri Termeer                                   14,883,263         40,920

                                                  For        Against   Abstain

2. To ratify the selection of
Aurthur Andersen, LLP, as the Company's
independent auditors for fiscal 2000:          14,899,719     16,624     7,840

Item 6.  Exhibits and Reports on Form 8-K

         (b) On June 30, 2000, the Company filed a current Report on Form 8-K incorporating by reference under Item 5 a press release issued by Genzyme Corporation relating to NeuroCell(TM)-PD.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              Diacrin, Inc.



August 11, 2000                                   /s/  Thomas H. Fraser
                                                --------------------------
                                                       Thomas H. Fraser
                                                       President and
                                                       Chief Executive Officer



                                                  /s/  Kevin Kerrigan
                                                --------------------------
                                                       Kevin Kerrigan
                                                       Controller