Form 10-Q
period 2000-09-30
DIACRIN INC /DE/
filed 2000-11-13
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ----         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ----          SECURITIES EXCHANGE ACT OF 1934

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

         As of October 31, 2000, 17,909,704 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index




                                                                           Page
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

           Balance Sheets as of
           December 31, 1999 and September 30, 2000...........................3

           Statements of Operations for each of the three and nine month periods ended September 30, 1999 and 2000..........................4

           Statements of Cash Flows for each of the nine month periods ended September 30, 1999 and 2000..................................5

           Notes to Financial Statements......................................6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................9

Item 3.    Quantitative and Qualitative Disclosure About
            Market Risk.......................................................12

PART II. - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds...................13

Item 6.           Exhibits and Reports on Form 8-K............................13

SIGNATURES....................................................................14

                                                              Diacrin, Inc.
                                                              Balance Sheets
                                                               (Unaudited)


                                                                        December 31,                September 30,
                                                                           1999                        2000
ASSETS
Current assets:
     Cash and cash equivalents                                        $    2,194,001            $     20,711,654
     Short-term investments                                               16,582,252                  22,912,965
     Interest receivable and other current assets                            329,365                     677,782
                                                                  ------------------          ------------------

         Total current assets                                             19,105,618                  44,302,401
                                                                    ----------------            ----------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                  893,962                     959,289
     Equipment under capital lease                                           675,262                     675,262
     Furniture and office equipment                                          303,436                     317,221
     Leasehold improvements                                                   77,529                      77,529
                                                                 -------------------         -------------------
                                                                           1,950,189                   2,029,301
     Less- Accumulated depreciation and amortization                       1,437,649                   1,597,692
                                                                    ----------------           -----------------
                                                                             512,540                     431,609
                                                                   -----------------          ------------------

Long-term investments                                                      2,644,084                  11,498,222
Investment in joint venture                                                  103,730                      10,665
                                                                   -----------------         -------------------
                                                                           2,747,814                  11,508,887
                                                                    ----------------            ----------------


                                                                      $    22,365,972            $    56,242,897
                                                                      ===============            ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $         138,768           $          98,667
     Accrued expenses                                                      1,251,410                   1,181,712
     Deferred revenue                                                        438,727                     261,852
     Current portion of long-term debt                                       143,350                     130,000
                                                                  ------------------          ------------------
         Total current liabilities                                         1,972,255                   1,672,231
                                                                   -----------------           -----------------

Long-term debt                                                               249,167                     151,667
                                                                   -----------------          ------------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; authorized-- 30,000,000
         shares; issued and outstanding--14,386,183 shares
         and 17,909,704 shares at December 31, 1999
         and September 30, 2000, respectively                                143,862                     179,097
     Additional paid-in capital                                           64,250,741                 101,366,972
     Accumulated deficit                                                 (44,250,053)                (47,127,070)
                                                                    ----------------            ----------------
              Total stockholders' equity                                  20,144,550                  54,418,999
                                                                    ----------------            ----------------

                                                                    $     22,365,972             $    56,242,897
                                                                    ================             ===============


                                              See Accompanying Notes to Financial Statements


                                                             Diacrin, Inc.
                                                        Statements of Operations
                                                              (Unaudited)

                                                            Three Months                        Nine Months
                                                        Ended September 30,                  Ended September 30,
                                                       1999             2000              1999              2000
                                                   ----------        ---------         ---------         ---------
REVENUES:
   Research and development                    $      712,185    $     594,131       $  2,389,523       $ 1,636,757
   Interest income                                    319,429          948,873          1,012,491         2,172,857
                                                   ----------       ----------          ---------         ---------

       Total revenues                               1,031,614        1,543,004          3,402,014         3,809,614
                                                   ----------       ----------          ---------         ---------

OPERATING EXPENSES:
    Research and development                        1,454,553        1,652,491          4,652,802         4,595,952
    General and administrative                        300,221          346,905            953,810         1,023,694
   Interest expense                                     8,977            6,563             36,931            23,260
                                                   ----------       ----------          ---------        ----------

       Total operating expenses                     1,763,751        2,005,959          5,643,543         5,642,906
                                                   ----------       ----------          ---------        ----------

EQUITY IN OPERATIONS
    OF JOINT VENTURE                                 (441,936)        (357,500)        (1,280,604)       (1,043,725)
                                                   ----------       ----------          ---------        ----------

NET LOSS                                         $ (1,174,073)   $    (820,455)      $ (3,522,133)     $ (2,877,017)
                                                 =============   ==============      =============     =============

NET LOSS PER COMMON SHARE                      $        (.08)    $        (.05)        $     (.25)      $      (.17)
                                               ==============   ===============         ===========      ===========

SHARES USED IN COMPUTING
    NET LOSS PER COMMON SHARE                      14,367,608       17,909,132          14,359,082       16,790,826
                                                   ==========       ==========          ==========       ==========













                                                See Accompanying Notes to Financial Statements



                                                            Diacrin, Inc.
                                                       Statements of Cash Flows
                                                             (Unaudited)

                                                                                       Nine Months
                                                                                   Ended September 30,
                                                                                 1999              2000
                                                                             -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (3,522,133)     $ (2,877,017)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                          183,231           160,043
          Equity in operations of joint venture                                1,280,604         1,043,725
    Changes in assets and liabilities-
       Interest receivable and other current assets                             (140,974)         (348,417)
       Accounts payable                                                         (146,308)          (40,101)
       Accrued expenses                                                          (98,256)          (64,698)
       Deferred revenue                                                         (338,855)         (176,875)
                                                                             -----------       -----------

              Net cash used in operating activities                           (2,782,691)       (2,303,340)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                              5,199,818        (6,330,713)
    Purchases of property and equipment, net                                     (22,452)          (79,112)
    Increase in long-term investments                                         (2,138,435)       (8,854,138)
    Investment in joint venture                                               (1,803,950)       (1,501,243)
    Return of capital for services provided on behalf of joint venture           796,508           545,583
                                                                             -----------       -----------

              Net cash provided by (used in) investing activities              2,031,489       (16,219,623)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                        43,622        37,151,466
    Principal payments on long-term debt                                        (231,755)         (110,850)
                                                                             -----------       -----------

              Net cash (used in) provided by financing activities               (188,133)       37,040,616
                                                                             -----------       -----------
NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                        (939,335)       18,517,653

CASH AND CASH EQUIVALENTS, beginning of period                                 4,995,054         2,194,001
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   4,055,719    $   20,711,654
                                                                           =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest during the period                             $        36,931 $          23,260
                                                                         =============== =================



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

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year or any future periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         (b)      Net Loss per Common Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 4,001,438 at September 30, 1999 and 4,036,001 at September 30, 2000 because to include such shares would be antidilutive.

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

4.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents, short-term investments and long-term investments at December 31, 1999 and September 30, 2000 consisted of the following:

                                                                            December 31,           September 30,
                                                                                1999                    2000
                                                                         --------------------    -------------------
Cash and cash equivalents-
    Cash                                                                 $               738     $              759
    Money market mutual fund                                                       2,193,263             16,231,329
    Commercial paper                                                              -                       4,479,566
                                                                         --------------------    -------------------

                                                                          $        2,194,001     $       20,711,654
                                                                         ====================    ===================
Short-term investments-
    Corporate notes (remaining avg. mat. of 7 mos. at Sep. 30, 2000)
                                                                         $        16,582,252     $       22,912,965
                                                                         ====================    ===================
Long-term investments-
    Corporate notes (remaining avg. mat. of 16 mos. at Sep. 30, 2000)
                                                                         $         2,644,084     $       11,498,222
                                                                         ====================    ===================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, we have received funding from our joint venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At September 30, 2000, we had an accumulated deficit of $47.1 million.

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

         Through December 31, 1997, Genzyme made 100% of the total cash contributions to the joint venture. During the first quarter of 1998, we began making cash contributions to the joint venture equal to 25% of the joint venture's funding requirements. As of September 30, 2000, approximately $28.4 million had been contributed to the joint venture by Genzyme and approximately $6.1 million had been contributed by us. We expect that the joint venture's 2001 product development plans, together with our continued funding of the joint venture, will increase our cash and investments used in 2001 as compared with 2000.

          We record as research and development expense all costs related to the joint venture incurred by us on behalf of the joint venture. We then recognize research and development revenue equal to the amount of reimbursement received by us from the joint venture out of funds contributed by Genzyme. We do not recognize research and development revenue for amounts we received from the joint venture out of funds contributed by us. As Genzyme incurs costs on behalf of the joint venture that we are obligated to fund, we recognize an expense in our statement of operations captioned "Equity in operations of joint venture."

Results of Operations

Three Months Ended September 30, 2000 Versus Three Months Ended
September 30, 1999

                  Research and development revenues of approximately $594,000 for the three months ended September 30, 2000 and $712,000 for the three months ended September 30, 1999 were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture Products as the Joint Venture completed accruing patients into its Phase 2/3 clinical trial for NeuroCell(TM)-PD in 1999.

         Interest income was $949,000 and $319,000 for the three months ended September 30, 2000 and 1999, respectively. The 197% increase in interest income was due to greater cash balances available for investment in the current year period as a result of the Company's public stock offering completed in March 2000.

         Research and development expenses were $1.7 million and $1.5 million for the three months ended September 30, 2000 and 1999, respectively. The 14% increase was primarily due to increased contract research costs related to several of the Company's product candidates.

         General and  administrative  expenses of $347,000  and $300,000 for the
three  months  ended  September  30,  2000  and  1999,  respectively,   remained
relatively unchanged between the periods.

         For the three months ended September 30, 2000 and 1999, the Company recorded an expense of $358,000 and $442,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture.

         The Company incurred a net loss of approximately $820,000 for the three months ended September 30, 2000 versus approximately $1.2 million for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Versus Nine Months Ended September 30, 1999

                  Research and development revenues were approximately $1.6 million for the nine months ended September 30, 2000 versus $2.4 million for the nine months ended September 30, 1999 and were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture Products as the Joint Venture completed accruing patients into its Phase 2/3 clinical trial for NeuroCell(TM)-PD in 1999.

         Interest income was $2.2 million and $1.0 million for the nine months ended September 30, 2000 and 1999, respectively. The 115% increase in interest income was due to greater cash balances available for investment in the current year period as a result of the Company's public stock offering completed in March 2000.

         Research and development expenses of $4.6 million for the nine months ended September 30, 2000 and $4.7 million for the nine months ended September 30, 1999 remained relatively unchanged between the periods.

         General and administrative expenses of $1.0 million for the nine months ended September 30, 2000 and 1999, remained relatively unchanged between the periods.

         For the nine months ended September 30, 2000 and 1999, the Company recorded an expense of $1.0 million and $1.3 million, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture.

         The Company incurred a net loss of approximately $2.9 million for the nine months ended September 30, 2000 versus approximately $3.5 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

         We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102 million and with the interest earned thereon. In addition, we have recorded approximately $14.0 million in revenue from our joint venture since it commenced on October 1, 1996. At September 30, 2000, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $55.1 million.

         In February 1996, we issued redeemable warrants in connection with our initial public offering. The warrants are exercisable for an aggregate of 2,875,000 shares of common stock at an exercise price of $16.00 per share. The warrants expire on the earlier of redemption of the warrants by us or December 31, 2000. We may redeem the warrants, upon 30 days given notice, if the average closing price of the common stock for any 20-consecutive-day trading period exceeds 150% of the exercise price of the warrants. The redemption price is $0.01 per warrant. At September 30, 2000 there were 2,872,005 warrants outstanding.

         We have purchased approximately $2.3 million of capital equipment since inception. In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (10% at September 30, 2000) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. At September 30, 2000 we had $281,667 outstanding under the borrowing. We had no material commitments for capital expenditures as of September 30, 2000.

         In accordance with the joint venture agreement, Genzyme agreed to make available to us an unsecured, subordinated line of credit of up to $10 million. We may draw on this facility only in the event that our cash and cash equivalents are insufficient to fund our budgeted operations for a specified period of time, and we may use the funds only to fund capital contributions to the joint venture. The facility would be available through the date five years after the date we first draw on the facility, and all outstanding principal and interest would be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other customary conditions. The aggregate amount of draws under the facility in any calendar year may not exceed $5 million. We have not made any draws on the facility as of September 30, 2000, and do not anticipate drawing on the facility in the foreseeable future.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) The Company did not sell any equity securities during the quarter ended September 30, 2000 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through September 30, 2000, the Company has used approximately $17,700,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $17,700,000 used, approximately $370,000 was used for the purchase of machinery and equipment; approximately $973,000 was used for repayment of indebtedness; and approximately $16,357,000 was used for working capital. The unused proceeds of approximately $3,212,000 are in temporary investments consisting of corporate notes, commercial paper and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.


Item 6.  Exhibits and Reports on Form 8-K

         (b) On September 15, 2000, the Company filed a current Report on Form 8-K incorporating by reference under Item 5 a press release issued by the Diacrin/Genzyme LLC related to the joint venture's ongoing Phase 2/3 clinical trial of NeuroCell(TM)-PD.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Diacrin, Inc.



November 13, 2000                                  /s/  Thomas H. Fraser
                                                  --------------------------
                                                        Thomas H. Fraser
                                                        President and
                                                        Chief Executive Officer



                                                   /s/  Kevin Kerrigan
                                                  --------------------------
                                                        Kevin Kerrigan
                                                        Controller