Form 10-K
period 2000-12-31
DIACRIN INC /DE/
filed 2001-03-09
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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
YES    X        NO        .
     ----               ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on February 28, 2001) was $48,008,297.

         As of February 28, 2001, 17,914,704 shares of the registrant's Common Stock were outstanding.

         Documents incorporated by reference: Proxy Statement for the 2001 Annual meeting of Stockholders - Part III.

              Cautionary Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to planned timetables for the initiation and completion of various clinical trials, development funding expected to be received in connection with our joint venture and the expected sources of porcine cells used in our products. All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Certain Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K.

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

     We cannot guarantee any future results, levels of activity, performance or achievements. The forward-looking statements contained in this Annual Report on Form 10-K represent our expectations as of the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission and should not be relied upon as representing our expectation as of any other date. Subsequent events and developments will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so even if our expectations change.

                                     PART I

Item 1.  Business

Overview

     We are developing cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our products under development include:


- NeuroCell-PD for Parkinson's disease
- Porcine neural cells for stroke
- Porcine neural cells for focal epilepsy
- Porcine neural cells for chronic intractable pain
- Porcine spinal cord cells for spinal cord injury
- NeuroCell-HD for Huntington's disease
- Human liver cells for cirrhosis
- Porcine liver cells for acute liver failure
- Human muscle cells for cardiac disease
- Porcine retinal pigment epithelial cells, or porcine RPE cells, for macular degeneration.

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

     After   receiving   clearance   from  the  United   States  Food  and  Drug
Administration, commonly referred to as the FDA, to conduct the first ever clinical trial of transplanted porcine neural cells in humans, we completed a three-year, twelve-patient, Phase 1 clinical trial to evaluate NeuroCell-PD for the treatment of Parkinson's disease in 1999. Based on encouraging results from this Phase 1 clinical trial, we initiated an 18-patient, pivotal, randomized, double-blinded, placebo-controlled Phase 2/3 clinical trial of NeuroCell-PD in 1998. Treatment of patients in this Phase 2/3 clinical trial has been completed, and the trial is expected to be unblinded in March 2001.

     In recognition of its potential to address an important unmet medical need, the FDA has designated NeuroCell-PD as a fast track product. Fast track status expedites the regulatory review of new drugs which are intended for the treatment of serious or life-threatening conditions and which demonstrate the potential to address unmet medical needs. The FDA has also granted orphan drug designation for NeuroCell-PD for advanced Parkinson's disease, which is an incentive provided to manufacturers to undertake development and marketing of products to treat relatively rare diseases. Under current law, the first developer to receive FDA marketing approval for a designated orphan drug is generally entitled to a seven-year exclusive marketing period in the United States.

     We are developing our lead product candidate, NeuroCell-PD, as well as our NeuroCell-HD product candidate, in a joint venture with Genzyme Corporation, which is called Diacrin/Genzyme LLC. As of December 31, 2000, Genzyme has contributed $29.7 million and we have contributed $6.5 million to the joint venture which has been used to develop these product candidates.

     We are also conducting four separate six-patient, Phase 1 clinical trials to evaluate fetal porcine neural cells for stroke recovery, fetal porcine neural cells for the treatment of focal epilepsy, human liver cells for cirrhosis and human muscle cells for cardiac disease. We have received FDA clearance to initiate three six-patient Phase 1 clinical trials to evaluate fetal porcine neural cells for chronic intractable pain, porcine spinal cord cells for spinal cord injury and porcine liver cells for the treatment of acute liver failure. We are conducting preclinical studies to evaluate the use of fetal porcine RPE cells for the treatment of macular degeneration.

     We are also developing a proprietary technology designed to modulate the human immune system in order to prevent rejection of transplanted cells without the use of immunosuppressive drugs. This technology, which we refer to as our immunomodulation technology, involves the selective treatment of cell populations prior to transplantation to prevent the patient's immune system from rejecting the transplanted cells. Our approach would eliminate the need for long-term immunosuppressive drugs, which may leave the patient vulnerable to a wide range of undesirable side effects, including increasing the patient's susceptibility to infections and cancer. We have shown in preclinical and clinical studies the ability of our immunomodulation technology to prevent rejection of transplanted porcine cells without compromising the immune system or causing undesirable side effects. We published scientific evidence in The Journal of Immunology in June 1999 that describes how this technology might work to allow survival of transplanted cells.

     We were incorporated in October 1989. Our principal executive offices are located at Building 96, 13th Street, Charlestown Navy Yard, Charlestown, MA 02129, and our telephone number at that location is (617) 242-9100.

     Diacrin is our trademark. Neurocell is a trademark of our joint venture, Diacrin/Genzyme LLC. All other trademarks and service marks used in this Annual Report are the property of their respective owners.

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

     Each step of our production process has been designed based on proposed FDA guidelines and is controlled in order to obtain cells suitable for human transplantation. We have developed procedures to screen pigs for infectious agents and then quarantine qualified donor pigs at our biomedical animal facilities. We harvest cells of appropriate age and type under current good manufacturing procedures, commonly referred to as cGMP, at either our facilities or those of our joint venture with Genzyme.

     We perform our screening procedures in accordance with FDA guidelines covering xenotransplantation. These guidelines have been designed to prevent contamination of transplanted cellular products with infectious agents that have the potential to affect human cells. The FDA requires all sponsors of human clinical trials involving porcine tissue, including us, to test for the presence of porcine endogenous retroviruses, commonly known as PERV, in patient blood samples. To date, none of our patients have shown any sign of PERV.

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

     In connection with our Phase 1 clinical trials, six Parkinson's disease patients, six Huntington's disease patients, three focal epilepsy patients and five stroke patients have been transplanted with antibody-pretreated porcine neural cells, using no immunosuppressive drugs. Preliminary indications from the Phase 1 NeuroCell-PD clinical trial suggest that the improvement in Parkinson's disease symptoms that has occurred in patients transplanted with antibody-treated NeuroCell-PD is comparable to the improvement shown in patients transplanted with NeuroCell-PD with immunosuppressive drugs.

Product Development Programs

     We are developing products to address human diseases characterized by cell dysfunction or cell death which represent a broad-based application of our technologies for cell production and transplantation. The following table summarizes our product development programs in cell transplantation and each product's stage of development:



         Diacrin Product Development Programs
                                                              U.S. Targeted
      Product Candidate          Disease Indication         Patient Population                 Status

NeuroCell-PD *                Parkinson's disease                 130,000                     Phase 2/3
                                                                                         (accrual complete)

Porcine neural cells          Stroke                            3,100,000                     Phase 1

Porcine neural cells          Focal epilepsy                      200,000                     Phase 1

Porcine neural cells          Chronic intractable pain          2,100,000                     IND cleared

Porcine spinal cord cells     Spinal cord injury                  200,000                     IND cleared

NeuroCell-HD *                Huntington's disease                 25,000                     Phase 1
                                                                                          (accrual complete)

Human liver cells             Cirrhosis                         1,100,000                     Phase 1

Porcine liver cells           Acute liver failure                  45,000                     IND cleared

Human muscle cells            Cardiac disease                     200,000                     Phase 1

Porcine RPE cells             Macular degeneration              1,400,000                     Preclinical

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

     Our clinical evaluators observed clinical improvement in the Parkinson's disease patients beginning approximately three months after transplantation. The patients who have been followed demonstrated statistically significant clinical improvement at one year, two years and three years post transplantation as measured by the Unified Parkinson's Disease Rating Scale.

     In 1999, our joint venture with Genzyme completed accrual of patients in an 18-patient pivotal, randomized, double-blinded, placebo-controlled Phase 2/3 clinical trial involving the transplantation of NeuroCell-PD in conjunction with cyclosporine immunosuppression versus a control group. Each of the treated patients in this trial received approximately 48 million cells transplanted bilaterally (both sides of the brain). Treatment of patients in this Phase 2/3 clinical trial has been completed and the trial is expected to be unblinded in March 2001.

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

     We initiated a six-patient, Phase 1 clinical trial using porcine fetal neural cells in stroke patients in Boston, Massachusetts at Beth Israel Deaconess Medical Center and Brigham and Women's Hospital. In April 2000, this Phase 1 clinical trial was suspended by the FDA to allow investigation of the cause of two serious adverse events. At the time the trial was suspended we had treated 5 patients. Both patients who suffered adverse events have recovered from their adverse event. We have reviewed the scientific and clinical information relating to these adverse events and concluded that they were most likely associated with the surgical procedure used to implant the cells. This conclusion has been supported by an independent group of experts convened by Diacrin. We are now working with the FDA to obtain clearance to continue recruiting patients in this trial, although there is no assurance that the FDA will agree with our conclusions and allow us to resume the trial.

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

     We have initiated a six-patient, Phase 1 clinical trial of porcine fetal neural cells at Beth Israel Deaconess Medical Center and Brigham and Women's Hospital in Boston. As of February 28, 2001, we had treated three patients in this trial.

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

     We intend to use porcine fetal neural cells to alleviate chronic pain by repopulating inhibitory neural cells to recover appropriate neurotransmission in the spinal cord. We have demonstrated in animal studies a favorable safety profile and survival of porcine fetal inhibitory neural cells transplanted into the dorsal horn of the spinal cord. Our Investigational New Drug Application, commonly referred to as IND, has been cleared by the FDA and we plan to initiate a six-patient, Phase 1 clinical trial in 2001 at New England Medical Center in Boston and at Washington University Medical Center in St. Louis, Missouri.

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

     The FDA has cleared our IND to conduct a six-patient Phase 1 clinical trial. We hope to determine from this trial whether porcine fetal spinal cord cells transplanted into the damaged spinal cord region will engraft and repair the damage, leading to improved mobility and function. We plan to begin recruitment of patients at Albany Medical Center in Albany, New York and at Washington University Medical Center in St. Louis.

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

     We have treated twelve patients in a Phase 1 clinical trial in which NeuroCell-HD was transplanted unilaterally. The Huntington's disease patients in the clinical trial tolerated the procedure well and the preliminary clinical data suggest that the product is safe. Of the twelve patients in this trial, the Huntington's disease in some patients has not progressed, while the disease in most of the patients has progressed as measured by total functional capacity scores. Two of the patients have died from the continued progression of the disease. Because Huntington's disease progresses over an extended period of time, we intend to follow these patients for at least the next twelve months. We currently have no plans to conduct a Phase 2 clinical trial until we gather additional data.

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

     In August 2000, we initiated a six-patient, Phase 1 clinical trial for patients with damaged heart muscle at Temple University Hospital.

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

     The idea of replacing defective RPE cells by transplantation is attractive because of the key role RPE cells play in maintaining the integrity of the photoreceptors and their lack of regenerative capacity. Human fetal RPE cells have been successfully tested by others in preclinical studies and are currently being evaluated in clinical trials. Our approach is to use porcine fetal RPE cells. Our preclinical studies have demonstrated the efficacy of porcine fetal RPE cells in rescuing the photoreceptor layer of the retina from damage that results from experimental disruption of the RPE cell layer. We will also test our proprietary immunomodulation technology to prevent rejection of the transplant. Assuming successful completion of preclinical studies, we plan to file an IND for a six-patient Phase 1 clinical trial in late 2001.

Genzyme Joint Venture

     In September 1996, we formed Diacrin/Genzyme LLC with Genzyme, a joint venture to develop and commercialize NeuroCell-PD and NeuroCell-HD. Under the terms of the agreement, Genzyme has provided 100% of the first $10 million in funding for the development and commercialization of these product candidates incurred after October 1, 1996, and has agreed to provide 75% of the following $40 million in funding. We agreed to provide the remaining 25% of the following $40 million in funding. We will share all costs incurred in excess of $50 million equally with Genzyme. We will also share any profits of the joint venture equally with Genzyme. The joint venture agreement provides that we and Genzyme will jointly develop NeuroCell-PD and NeuroCell-HD and that Genzyme will market and sell these products on a cost reimbursement basis on behalf of the joint venture. As of December 31, 2000, Genzyme had provided $29.7 million to the joint venture and we had provided $6.5 million.

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

Patents and Licenses

     We intend to aggressively seek patent protection for any products we develop. We also intend to seek patent protection or rely upon trade secrets to protect certain of our technologies which will be used in discovering and evaluating new products. We have 11 issued U.S. patents and 24 patent applications pending with the United States Patent and Trademark Office. We have also filed foreign counterparts in the European Union and other selected countries. These applications seek composition-of-matter and use protection for the various products we have in development.

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

Sales and Marketing

     Our joint venture agreement with Genzyme authorizes Genzyme, which has an established sales force experienced in the sales and marketing of biopharmaceutical and surgical products, to market and sell NeuroCell-PD and NeuroCell-HD on an exclusive basis as agent of the joint venture on a cost reimbursement basis.

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

     The nature of the marketing claims we will be permitted to use for labeling and advertising will be limited to those allowed in the FDA's approval. Claims beyond those approved would constitute a violation of the Food, Drug & Cosmetic Act or the FD&C Act. Noncompliance with the provisions of the FD&C Act or Public Health Service Act can result in, among other things, loss of approval, voluntary or mandatory product recall, seizure of products, fines, injunctions and civil or crimial penalties. Our advertising is also subject to regulation by the Federal Trade Commission under the FTC Act, which prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Violation can result in a variety of enforcement actions including fines, injunctions and other remedies.

     In the European member states and other foreign countries, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Generally, we intend to apply for foreign marketing authorizations at a national level. However, within the European Union, procedures are available to companies wishing to market a product in one or all European Union member states. This centralized process is conducted through the European Medicines Evaluation Agency, known as the EMEA. The EMEA coordinates the regulatory process, while a body of experts drawn from member states undertakes the scientific assessment of the product and recommends whether a product satisfies the criteria of safety, quality and efficacy for approval. If the authorities are satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. We may rely on licensees to obtain regulatory approval for marketing certain of our products in certain European Union member states or other foreign countries.

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

     We have assigned to the joint venture the orphan drug designation we received from the FDA for NeuroCell-PD and for NeuroCell-HD. Our porcine fetal spinal cord cells for spinal cord injury product is also targeted to a population of less than 200,000 and, therefore, we will pursue orphan drug designation for this product candidate.

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

Employees

     As of February 28, 2001, we had 38 full-time employees, 30 of whom were engaged in research, development, clinical and quality assurance/quality control activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Item 2.  Properties

     We lease a facility which contains approximately 28,000 square feet of space in Charlestown, Massachusetts. The lease had a ten-year term ending in 2001, providing for a base rental rate of approximately $60,000 per month, plus applicable property taxes and insurance. In October 2000, we exercised the first of two options we have, each to extend the lease an additional five years. As a result, our lease currently expires in 2006. The new base rental rate which will begin in October 2001 will be determined in accordance with our lease agreement which calls for us to pay 90% of the market value rate for similar space. Our facilities are equipped with laboratory and cell culture capabilities sufficient to satisfy our research and development requirements for the foreseeable future and cell isolation capabilities sufficient to satisfy the clinical production requirements of several of our product candidates. To the extent that additional similar facilities may be required, we will be required to secure additional facilities or seek outside contractors to provide such capabilities.

Item 3.  Legal Proceedings

     We are currently not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2000.

Executive Officers of the Registrant

         The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company:

Name                                                 Age      Position
Thomas H. Fraser, Ph.D. (1)                           52       President and Chief Executive Officer; Director

E. Michael Egan                                       47       Chief Operating Officer

Kevin Kerrigan                                        29       Controller

Albert S. B. Edge, Ph.D.                              47       Senior Director of Molecular and Cellular Biology

Jonathan H. Dinsmore, Ph.D.                           39       Senior Director of Cell Transplantation Research

Roger J. Gay, Ph.D.                                   47       Senior Director of Process Development

Abdellah Sentissi, Ph.D.                              51       Senior Director of Quality Control and Quality Assurance

Douglas B. Jacoby, Ph.D.                              40       Director of Research and Development

Zola P. Horovitz, Ph.D. (1)                           66       Director

John W. Littlechild (2)                               49       Director

Stelios Papadopoulos, Ph.D. (1) (2)                   52       Director

Joshua Ruch                                           51       Director

Henri A. Termeer (2)                                  54       Director


----------------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

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

     E. Michael Egan was promoted to Chief Operating Officer in January 2001. Prior to that, Mr Egan had served as our Senior Vice President, Corporate Development, since 1993. Mr. Egan joined us from Repligen, where he was employed from 1983 to 1993, and since 1989 had been Vice President of Business Development. He was also a member of the Board of Directors of Repligen Clinical Partners, L.P., and the Secretary/Treasurer of Repligen Sandoz Research Corporation. Mr. Egan's previous positions at Repligen include Director of Business Development and Manager of Business Development. Prior to joining Repligen in 1983, Mr. Egan was a laboratory supervisor at Dana-Farber Cancer Institute, Division of Medicine. He received a B.S. in biology from Boston College and a Certificate of Special Studies in Administration and Management from Harvard University in 1986.

     Kevin Kerrigan has served as our Controller since November 1998. Mr. Kerrigan joined us in 1997 as Accounting Manager. From 1993 to 1997 Mr. Kerrigan was a member of the professional staff of Price Waterhouse LLP. Mr. Kerrigan received a B.S. degree in accounting from Merrimack College and was awarded a CPA certificate from the Commonwealth of Massachusetts in 1993.

     Albert S. B. Edge, Ph.D., has been Senior Director of Molecular and Cellular Biology since October 1994. He joined Diacrin in 1992 as Director of Protein Chemistry and in 1993 became Director of Molecular and Cellular Biology. Dr. Edge was previously Assistant Professor of Medicine at Harvard Medical School and Investigator at the Joslin Diabetes Center. He has been Principal
Investigator on several grants from the NIH and was the recipient of a Career Development Award from the Juvenile Diabetes Foundation from 1987 to 1990. He was Mary K. Iacocca Fellow of the Joslin Diabetes Center in 1984 and after appointment to the faculty was selected as Capps Scholar in Diabetes of Harvard Medical School from 1985 to 1987. While a Postdoctoral Fellow in the Department of Biological Chemistry at Harvard Medical School, Dr. Edge was awarded Fellowships from the American Cancer Society and the NIH. He received his Ph.D. in biochemistry from Albany Medical College where he was a Predoctoral Research Fellow of the United States Public Health Service.

     Jonathan H. Dinsmore, Ph.D., has been Senior Director of Cell Transplantation Research since April 1999. He joined Diacrin in 1992 as a Research Scientist and was subsequently promoted to Principal Investigator and then Director of Cell Transplantation Research. Dr. Dinsmore was previously a Postdoctoral Fellow of the American Cancer Society in the Biology department at the Massachusetts Institute of Technology from 1988 to 1992. He received a Ph.D. in biology from Dartmouth College, where he was a Presidential Scholar and recipient of a Kramer Fellowship. Dr. Dinsmore has worked on National Science Foundation-sponsored research projects at the Marine Biological Laboratories in Woods Hole, Massachusetts and at a United States research base in Antarctica.

     Roger J. Gay, Ph.D., has been Senior Director of Process Development since February 2000. Dr. Gay was hired by Diacrin in 1993 as Director of Process Development. From 1986 through 1993, he was Director of Product Development at Organogenesis, Inc. Dr. Gay's previous positions were Manager of a Contract Research and Cytotoxicity Testing Laboratory and Director of Product Development at Bioassay Systems Research Corporation from 1982 to 1986. He received a B.A. in chemistry from the College of the Holy Cross in 1975 and a Ph.D. in biochemistry from the University of Rochester in 1981. From 1981 through 1983, he was a postdoctoral research fellow in the Department of Microbiology and Molecular Genetics at Harvard Medical School.

     Abdellah Sentissi, Ph.D., has been Senior Director of Quality Control and Quality Assurance since February 2000. Dr. Sentissi came to Diacrin in 1995 as Director of Quality Control and Quality Assurance. Prior to joining Diacrin, from 1992 to 1995, he served as the Director of QC/QA and Technical Affairs at Endocon, Inc. From 1985 through 1992, he was the Chief of Quality Control at Massachusetts Biologics Laboratories. He received a pharmacy degree in 1973 and a biology degree in 1976 from the University of Paul Sabatier, Toulouse, France, and a Ph.D. in biomedical sciences from Northeastern University in 1984. From 1984 through 1985, he was a postdoctoral research fellow in the Department of Clinical Chemistry at Northeastern University. He has been a lecturer in pharmaceutical biotechnology at the School of Pharmacy at Northeastern University since 1990.

     Douglas B. Jacoby, Ph.D., was appointed Director of Research in April 1999. He joined Diacrin in 1993 as a Research Scientist and was subsequently promoted to Principal Investigator. While a postdoctoral fellow in the Biochemistry department at Brandeis University, Dr. Jacoby was awarded a fellowship from the NIH. He received his Ph.D. in Biochemistry from the University of Minnesota with awards from the NIH and a Doctoral Dissertation Fellowship. He was graduated with an A.B. in Biology from Kenyon College.

     Zola P. Horovitz, Ph.D., has served as a Director of Diacrin since 1994. Dr. Horovitz was Vice President, Business Development and Planning at
Bristol-Myers Squibb Pharmaceutical Group from 1991 until 1994 and was Vice President, Licensing from 1989 to 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research, most recently as Vice President, Research Planning. Dr. Horovitz is also a director of Avigen, Inc., BioCryst Pharmaceuticals, Magainin Pharmaceuticals, Paligent, Shire Pharmaceuticals, Synaptic Pharmaceuticals, Inc. and Palatin Technologies. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

     John W. Littlechild has been a Director of Diacrin since 1992. Mr. Littlechild is associated with several venture capital partnerships managed by HealthCare Ventures LLC, including HealthCare Ventures II, L.P., HealthCare Ventures III, L.P., and HealthCare Ventures IV, L.P. Mr. Littlechild currently serves as Vice Chairman of HealthCare Ventures LLC. From 1984 to 1991, Mr. Littlechild was a Senior Vice President of Advent International Corporation, a venture capital company in Boston and London. Prior to working at Advent in Boston, Mr. Littlechild was involved in establishing Advent in the United Kingdom. From 1980 to 1982, Mr. Littlechild served as Assistant Vice President for Citicorp Venture Corporation, a venture capital company, in London, prior to which he worked with ICI Ltd., an agro-chemical company, and Rank Xerox, an office equipment company, in marketing and financial management. Mr. Littlechild holds a B.Sc. from the University of Manchester and an MBA from Manchester Business School. Mr. Littlechild serves on the board of directors of various health care and biotechnology companies, including Orthofix International N.V., a medical device company, and AVANT Immunotherapeutrics and Dyax, biotechnology companies. Mr. Littlechild also serves on several Boards for the Harvard Medical School including the Executive Committee of the Board of Fellows, the Science and Technology Committee, and is Chairman of the Microbiology Department Advisory Board. He is also a member of the Board of Visitors of the Beth Israel Deaconess Center for Research and Education.

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

     Henri A. Termeer has been a Director of Diacrin since December 1996. Mr. Termeer has served as President and Director of Genzyme Corporation since 1983, as Chief Executive Officer since 1985 and as Chairman of the Board since 1988. For ten years prior to joining Genzyme, Mr. Termeer held various management positions at Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer also serves on the boards of directors of Abiomed, Inc., AutoImmune, Inc., Genzyme Transgenics Corporation and is a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

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
                                              Research Center, Massachusetts
                                              General Hospital; Paul S.
                                              Russell/Warner-Lambert Professor
                                              of Surgery (Immunology), Harvard
                                              Medical School

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         Our common stock is traded on the NASDAQ National Market under the symbol DCRN. The following table sets forth for the periods indicated the high and low sale prices for the common stock during 1999 and 2000 as reported on the Nasdaq National Market:


                                         High                           Low

         Fiscal Year 1999

          First Quarter                  6 3/4                           4

          Second Quarter                 6 3/16                          5

          Third Quarter                  6 1/8                         4 1/2

          Fourth Quarter                 8 1/4                         3 3/4

         Fiscal Year 2000

          First Quarter                 19 11/16                        5 3/4

          Second Quarter                13 1/2                         6 5/16

          Third Quarter                  9 5/8                         6 1/4

          Fourth Quarter                 7 5/8                         3 7/8

     In connection with our initial public offering in February 1996, we issued 2,875,000 redeemable warrants to purchase our common stock at an exercise price of $16 per share, subject to certain adjustments. The warrants were traded on the NASDAQ National Market under the symbol DCRNW. On December 31, 2000, all unexercised warrants expired.

     As of February 20, 2001 there were approximately 110 record holders of our common stock and approximately 3,900 beneficial owners of our common stock.

     We have never declared or paid cash dividends on our capital stock. We intend to retain earnings, if any, for use in our business and do not anticipate declaring or paying any cash dividends in the foreseeable future.

     We did not sell any equity securities during the quarter ended December 31, 2000 that were not registered under the Securities Act.

     The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No: 33-80773) which was declared effective on February 12, 1996: Through December 31, 2000, we have used approximately $18,400,000 of the total net proceeds from our initial public offering of $20,911,755. Of the $18,400,000 used, approximately $394,000 was used for the purchase of machinery and equipment; approximately $1.0 million was used for repayment of indebtedness; and approximately $17,006,000 was used for working capital. The unused proceeds of approximately $2,512,000 are in temporary investments consisting of corporate notes and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

Item 6.  Selected Financial Data

         The selected financial data set forth below as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 are derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 1996, 1997 and 1998 and for the years ended December 31, 1996 and 1997 are derived from our financial statements which have been audited by Arthur Andersen LLP and are not included herein. The data set forth below should be read in conjunction with our financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.



                                                              Year Ended December 31,
                                    ------------------------------------------------------------------------
                                        1996           1997         1998            1999          2000
                                        ----           ----         ----            ----          ----
Statement of Operations Data:                 (in thousands, except share and per share data)
REVENUES:
  Research and development           $   1,144     $   4,763       $    3,623    $   2,971     $  2,082
  Interest income                        1,100         1,302            1,576        1,323        3,125
                                     ---------     ---------       ----------    ---------     --------

    Total revenues                       2,244         6,065            5,199        4,294        5,207
                                     ---------     ---------       ----------    ---------     --------
OPERATING EXPENSES:
  Research and development               5,767         6,863            7,372        5,921        5,997
  General and administrative             1,304         1,460            1,484        1,398        1,348
  Interest expense                         158            93               89           47           30
                                     ---------     ---------       ----------    ---------     --------
    Total operating expenses             7,229         8,416            8,945        7,366        7,375
                                     ---------     ---------       ----------    ---------     --------
Equity in operations of joint venture      -             -             (1,084)      (1,688)      (1,369)
                                     ---------     ---------       ----------    ---------     --------

     Net loss                        $  (4,985)    $  (2,351)      $   (4,830)   $  (4,760)    $ (3,537)
                                     =========     =========       ==========    =========     ========

Net loss per common share
        Basic and diluted            $    (.44)    $    (.18)      $     (.34)    $    (.33)   $   (.21)
                                     =========     =========       ==========     =========    ========

Weighted average shares
        Basic and diluted            11,389,823    13,235,286      14,156,179     14,364,154    17,073,194
                                    ===========    ==========      ==========     ==========    ==========
                                                                     At December 31,
                                     ---------------------------------------------------------------------
Balance Sheet Data:                      1996          1997          1998           1999         2000
                                      --------      --------      --------       --------        ----

Cash, cash equivalents and investments $ 23,482    $ 21,347        $ 26,270       $ 21,420      $ 54,607
Working capital                          12,413       9,551          21,812         17,133        32,502
Total assets                             24,275      22,780          27,484         22,366        55,793
Long-term debt                              370         672             392            249           119
Stockholders' equity                     22,437      20,204          24,845         20,145        53,766


------------------

(1)   Computed as described in Note 2 (d)  of Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, since October 1, 1996, we have received funding from our joint venture with Genzyme in support of the NeuroCell-PD and NeuroCell-HD product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At December 31, 2000, we had an accumulated deficit of $47.8 million.

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

     Through December 31, 1997, Genzyme made 100% of the total cash contributions to the joint venture. During the first quarter of 1998, we began making cash contributions to the joint venture equal to 25% of the joint venture's funding requirements. As of December 31, 2000, approximately $29.7 million had been contributed to the joint venture by Genzyme and approximately $6.5 million had been contributed by us. The joint venture's 2001 product development plans, together with our continued funding of the joint venture, are expected to significantly increase our net loss and our use of cash and investments to fund the joint venture in 2001 as compared with 2000.

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

Results of Operations

Year Ended December 31, 2000 Versus Year Ended December 31, 1999

     Research and development revenues were approximately $2.1 million for the year ended December 31, 2000 and $3.0 million for the year ended December 31, 1999. Revenues for both years were comprised entirely of revenue from the joint venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to our joint venture with Genzyme. The joint venture completed accruing patients into its Phase 2/3 clinical trial for NeuroCell-PD in 1999.

     Interest income was $3.1 million for the year ended December 31, 2000 versus $1.3 million for the year ended December 31, 1999. The increase in 2000 was due to greater cash balances available for investment in the current year period as a result of our public stock offering completed in March 2000.

     Research  and  development  expenses  of $6.0  million  for the year  ended
December 31, 2000 and $5.9 million for the year ended December 31, 1999, remained relatively unchanged between the periods.

     General and administrative expenses of $1.3 million for the year ended December 31, 2000 and $1.4 million for the year ended December 31, 1999, remained relatively unchanged between the periods.

     Interest expense was $30,000 for the year ended December 31, 2000 and $47,000 for the year ended December 31, 1999. The decrease in 2000 was due to the scheduled pay down of lease and loan debt outstanding.

     For the year ended December 31, 2000, we recorded a $1.4 million charge related to our equity in the operations of the joint venture compared to a $1.7 million charge for the year ended December 31, 1999. This expense related to funds contributed by us to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The decreased charge in the current year period was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the joint venture as the joint venture completed recruiting patients into it Phase 2/3 clinical trial in 1999.

     We incurred a net loss of approximately $3.5 million for the year ended December 31, 2000 versus a net loss of approximately $4.8 million for the year ended December 31, 1999.

Year Ended December 31, 1999 Versus Year Ended December 31, 1998

     Research and development revenues were approximately $3.0 million for the year ended December 31, 1999 versus $3.6 million for the year ended December 31, 1998. Revenues for both years were comprised entirely of revenue received from Genzyme for reimbursement of our expenses for the joint venture. The reduction in research and development revenues in 1999 was primarily attributable to the reduction from 100% to 75% of the percentage of funding for the joint venture provided by Genzyme. This reduction took effect in the first quarter of 1998.

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

Liquidity and Capital Resources

     We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102.0 million and with interest earned thereon. In addition, we have recorded approximately $14.5 million in revenue from our joint venture since it commenced on October 1, 1996. At December 31, 2000, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $54.6 million.

     Net cash used in operating activities was $2.5 million for the year ended December 31, 2000, $2.9 million for the year ended December 31, 1999 and $3.1 million for the year ended December 31, 1998. Cash used in operations for the years ended December 31, 2000, 1999 and 1998 was primarily attributable to our net loss, offset in part by our equity in operations of the joint venture.

     Net cash used in investing activities was $25.6 million for the year ended December 31, 2000. Net cash provided by investing activities was $344,000 for the year ended December 31, 1999. Net cash used in investment activities was $6.0 million for the year ended December 31, 1998. Net cash used in investing activities for the year ended December 31, 2000, was primarily attributable to an increase in short-term investments and long-term investments. The increase in investments was due to our public offering of Common Stock in March 2000. Net cash provided by investing activities for the year ended December 31, 1999 was primarily attributable to a decrease in short-term investments and the return of capital for services provided on behalf of our joint venture, offset in part by our investment in our joint venture. Net cash used by investing activities for the year ended December 31, 1998 was primarily attributable to an increase in short-term investments and our investment in our joint venture, offset in part by a decrease in long-term investments and to a lesser extent the return of capital for services provided on behalf of our joint venture.

     Net cash provided by financing activities was $37.0 million for the year ended December 31, 2000. Net cash used in financing activities was $220,000 for the year ended December 31, 1999. Net cash provided by financing activities was $9.1 million for the year ended December 31, 1998. Net cash provided by financing activities for the year ended December 31, 2000 was primarily attributable to net proceeds from the sale of common stock in a public offering in March 2000. Net cash used in financing activities for the year ended December 31, 1999 was primarily attributable to principal payments made towards long-term debt. Net cash provided by financing activities for the year ended December 31, 1998 was primarily attributable to net proceeds from the sale of common stock in a private placement in February 1998.

     We have purchased approximately $2.4 million of capital equipment since inception. In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (10.00% at December 31, 2000) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. As of December 31, 2000, we owed $249,000 under this term loan. We had no material commitments for capital expenditures as of December 31, 2000.

     In accordance with the joint venture agreement, Genzyme agreed to make financing available to us from and after the date that Genzyme provides the initial $10 million of funding to the joint venture. Genzyme agreed to make available an unsecured, subordinated line of credit of up to an aggregate amount of $10 million. We may draw on this facility only in the event that our cash and cash equivalents are insufficient to fund our budgeted operations for a specified period of time, and we may use the funds only to fund capital contributions to the joint venture. The facility will be available through the date five years after the date we first draw on the facility, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other customary conditions. The aggregate amount of draws under the facility in any calendar year may not exceed $5 million. We have not made any draws on the facility as of December 31, 2000, and do not anticipate drawing on the facility for the foreseeable future.

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

Diacrin/Genzyme LLC Financial Statements

     For the years ended December 31, 2000 and 1999, our equity in operations of the joint venture exceeded 20% of our net loss. Accordingly, pursuant to the rules of the Securities and Exchange Commission, this Annual Report on Form 10-K includes separate financial statements for the joint venture.

Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement (as amended by SFAS No. 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 (as amended by SFAS No. 138) establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended, is effective for the fourth quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. The forward-looking statements contained in this Annual Report on Form 10-K represent our expectations as of the date this Annual Report on Form 10-K was first filed with the SEC. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See "Cautionary Note Regarding Forward-Looking Statements."

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

     In January 2001, the FDA issued definitive regulatory guidelines for xenotransplantation titled "PHS Guideline on Infectious Disease Issues in Xenotransplantation." We cannot assure you that we will be able to comply with these guidelines.

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

Risks Relating to Clinical and Regulatory Matters

     The evaluation of the unblinded data from our Phase 2/3 clinical trial of NeuroCell-PD may not support further development

     We have completed treatment of patients in a Phase 2/3 trial for our NeuroCell-PD product candidate, and the final patient in the trial reached the eighteen-month post-transplantation endpoint in February 2001. The trial is expected to be unblinded in March 2001. As is the case with the results of any clinical trial, the results of the Phase 2/3 clinical trial may not show a statistically significant difference between the treated patients and the patients in the control group. If such an outcome were to occur, it is possible that further clinical development of NeuroCell-PD would not be supported by Genzyme, or that we may choose to discontinue development or modify the clinical trial protocols, which could result in the termination of or significantly delay the progress of the NeuroCell-PD development program.

     If our clinical trials are not successful for any reason, we will not be able to develop and commercialize any related products

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

     We may not be able to reinitiate a clinical trial that has been suspended by the FDA

     Clinical trials are subject to ongoing review by the FDA. The FDA has the authority to suspend a clinical trial for various reasons, as they did in April 2000 with respect to our clinical trial using porcine neural cells to treat stroke patients. Because our products are novel and complex, getting the FDA to lift a suspension could result in significant program delays and additional costs to us. It is possible that we may not be able to obtain permission from the FDA to continue a clinical trial that has been suspended. Cost increases and ongoing delays as a result of an FDA suspension could result in our decision to postpone pursuing certain product candidates.

     The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals

     We must obtain regulatory approval for each of our product candidates before we can market or sell it. We may not receive regulatory approvals to conduct clinical trials of our products or to manufacture or market our products. In addition, regulatory agencies may not grant approvals on a timely basis or may revoke previously granted approvals. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue.

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

Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At December 31, 2000, we had an accumulated deficit of $47.8 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

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

     We may require additional financing, which may be difficult to obtain and may dilute our ownership interest

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

     - the timing, receipt and amount of sales and royalties from our potential products in the market; and

     - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the costs of obtaining any required licenses to technologies.

     We may seek additional funding through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all.

     If we raise additional funds by issuing equity securities further dilution to our then existing stockholders may result. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs.

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

     If we are not able to keep our trade secrets confidential, our technology and information may be used by others to compete against us

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

Risks Related to Ongoing Operations

     If we fail to obtain an adequate level of reimbursement for our future products by third party payors, there may be no commercially viable markets for our products

     Our products may be more expensive than conventional treatments because they involve the surgical transplantation of living cells. The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

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

Risks Relating to our Common Stock

     Our officers and directors may be able to control the outcome of most corporate actions requiring stockholder approval

     Our directors and officers and entities with which they are affiliated control approximately 40% of our outstanding common stock. Due to this concentration of ownership, this group may be able to prevail on all matters requiring a stockholder vote, including:

     - the election of directors;

     - the amendment of our organizational documents; or

     - the approval of a merger, sale of assets or other major corporate transaction.

     Our stock price could be volatile, which could cause you to lost part or all of your investment

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

         We own financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

         Our investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, we do not believe that it has a material exposure to interest rate risk.

Item 8.  Financial Statements

         The financial statements required to be filed hereunder are filed as an exhibit hereto, are listed under item 14(a)(1) and are incorporated herein by reference.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

         There have been no disagreements on accounting and financial disclosure matters.


                                    PART III

Item 10 - 13.

         The information required for Part III of this Annual Report on Form 10-K is hereby incorporated by reference from portions of our definitive proxy statement relating to the 2001 annual meeting of stockholders, which statement will be filed with the Commission not later than 120 days after the end of our 2000 fiscal year. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Meetings of Board of Directors and Committees," "Executive Compensation," "Certain Relationships and Related Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation," and "Principal Stockholders." Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading, "Executive Officers of the Registrant."

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

      The following Financial Statements are included in this Annual Report on Form 10-K.

             Financial Statements:                                                     Page

       (a.)    Diacrin, Inc.

      1.  Report of Independent Public Accountants                                     F-1

      2.  Balance Sheets as of December 31, 1999 and 2000                              F-2

      3.  Statements of Operations for each of the three years in the period           F-3
          ended December 31, 2000

      4.  Statements of Stockholders' Equity (Deficit) for each of the three           F-4
          years in the period ended December 31, 2000

      5.  Statements of Cash Flow for each of the three years in the period            F-5
          ended December 31, 2000

      6.  Notes to Financial Statements                                                F-6

        (b.)    Diacrin/Genzyme LLC (A Development Stage Enterprise)

      1.  Report of Independent Public Accountants                                     F-17

      2.  Balance Sheets as of December 31, 1999 and 2000                              F-18

      3.  Statements of Operations for the years ended December 31, 1999 and           F-19
          and 2000 and for the period from October 1, 1996 (date of inception)
          to December 31, 2000

      4.  Statements of Cash Flows for the years ended  December 31, 1999 and          F-20
          2000 and for the period from October 1, 1996 (date of inception)
          to December 31, 2000

      5.  Statements of Change in Venturers' Capital (Deficit) for the period          F-21
          from October 1, 1996 (date of inception) to December 31, 2000

      6.  Notes to Financial Statements                                                F-22

(2)      Exhibits

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

  Exhibit No.                                          Title                                       Page

      3.1         -   Amended and Restated Certificate of Incorporation of Diacrin as
                      amended to date                                                                   (5)

      3.2         -   Amended and Restated By-laws of Diacrin                                           (4)

    +10.1         -   Employment Agreement dated February 6, 1990 by and between Diacrin
                      and Dr. Thomas H. Fraser                                                          (2)

     10.2         -   Rights Agreement dated July 29, 1991 by and among Diacrin and the
                      holders of the preferred stock as amended on September 27, 1991                   (2)

     10.2(a)      -   Consent and Agreement to Amend dated April 26, 1995 by and among Diacrin
                      and certain investors named herein                                                (1)

     10.2(b)      -   Consent and Agreement to Amend dated as of January 4, 1996 by and
                      among Diacrin and certain investors named herein                           (4)

    +10.3         -   1990 Stock Option Plan, as amended                                                (3)

     10.4         -   Sublease dated January 24, 1991 by and among Diacrin and Building 79
                      Associated Limited Partnership and Building 96 Associated Limited
                      Partnership                                                                       (2)

    +10.5         -   1994 Directors' Stock Option Plan, as amended                                     (7)

     10.6         -   Registration Rights Agreements dated May 31, 1995 by and among
                      Diacrin and the investors listed on Schedule I and II attached thereto            (1)

     10.6(a)      -   Amendment No. 1 to Registration Rights Agreement dated as of January 4,
                      1996 by and among Diacrin and certain investors named therein                     (4)

     10.7         -   Collaboration Agreement among Diacrin, Inc., Genzyme Corporation and
                      Diacrin/Genzyme LLC dated as of October 1, 1996                                   (6)

     10.8         -   Operating Agreement of Diacrin/Genzyme LLC                                        (6)


  Exhibit No.                                          Title                                       Page

   +10.9          -   1997 Stock Option Plan                                                            (8)

    10.10         -   $650,000 Promissory Note dated November 25, 1997 made by Diacrin
                      to the order of Fleet National Bank                                               (9)

    10.10(a)      -   Letter Agreement dated November 25, 1997 by and between Diacrin
                      and Fleet National Bank                                                           (9)

    21            -   Subsidiaries                                                                        *

    23.1          -   Consent of Arthur Andersen LLP                                                      *

    23.2              Consent of PricewaterhouseCoopers LLP                                               *


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

(4) Filed as an exhibit to our Registration Statement on Form S-2, as amended (Registration No. 33-80773) on December 22, 1995, and incorporated herein by reference.

(5) Filed as an exhibit to our Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(6) Filed as an exhibit to our Quarterly Report on Form 10-Q, as amended on Form 10-Q/A (File No. 0-20139) for the quarter ended September 30, 1996 and incorporated herein by reference.

(7) Filed as an exhibit to our Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(8) Filed as an exhibit to our Quarterly Report on Form 10-Q (File No. 0-20139) for the quarter ended June 30, 1997 and incorporated herein by reference.

(9) Filed as an exhibit to our Annual Report on Form 10-K (File No. 0-20139) for the fiscal year ended December 31, 1997 and incorporated herein by reference.

+ Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DIACRIN, INC.


By:       /s/ Thomas H. Fraser
        -----------------------------
        Thomas H. Fraser
        President and Chief Executive Officer

Date:

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                 Date                       Title

/s/ Thomas H. Fraser          March 9, 2001        President, Chief Executive
------------------------                           Officer and Director
Thomas H. Fraser                                   (Principal Executive Officer)


/s/ Kevin Kerrigan            March 9, 2001        Controller
------------------------                           (Principal Financial and
Kevin Kerrigan                                     Accounting Officer)


/s/ Zola P. Horovitz          March 9, 2001        Director
------------------------
Zola P. Horovitz


/s/ John W. Littlechild       March 9, 2001        Director
-------------------------
John W. Littlechild


/s/ Stelios Papadopoulos      March 9, 2001        Director
-------------------------
Stelios Papadopoulos


/s/ Henri A. Termeer          March 9, 2001        Director
-------------------------
Henri A. Termeer

                                                   Director
-------------------------
Joshua Ruch

                    Report of Independent Public Accountants

To the Board of Directors of
Diacrin, Inc.:

         We have audited the accompanying balance sheets of Diacrin, Inc. (a Delaware corporation) as of December 31, 1999 and 2000 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Diacrin, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diacrin, Inc. as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.






                                           /s/    Arthur Andersen LLP

Boston, Massachusetts
January 26, 2001

                                             DIACRIN, INC.
                                             Balance Sheets

                                                                                 At December 31,
                                                                          ---------------------------
                                                                          1999                   2000
                                                                          ----                   ----
ASSETS
Current assets:
  Cash and cash equivalents                                      $      2,194,001        $    11,143,116
  Short-term investments                                               16,582,252             22,485,675
  Interest receivable and other current assets                            329,365                780,406
                                                                  ---------------        ---------------
    Total current assets                                               19,105,618             34,409,197
                                                                  ---------------        ---------------
Property and equipment, at cost:
  Laboratory and manufacturing equipment                                1,569,224              1,655,064
  Furniture and office equipment                                          303,436                320,106
  Leasehold improvements                                                   77,529                 77,529
                                                                  ---------------        ---------------
                                                                        1,950,189              2,052,699
Less - Accumulated depreciation and amortization                        1,437,649              1,651,618
                                                                  ---------------        ---------------
                                                                          512,540                401,081
                                                                  ---------------        ---------------

Long-term investments                                                   2,644,084             20,977,940
Investment in joint venture                                               103,730                  4,785
                                                                  ---------------        ---------------
    Total other assets                                                  2,747,814             20,982,725
                                                                  ---------------        ---------------
Total assets                                                      $    22,365,972        $    55,793,003
                                                                  ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                               $       143,350         $      130,000
  Accounts payable                                                        138,768                109,307
  Accrued expenses                                                      1,251,410              1,323,786
  Deferred revenue from joint venture                                     438,727                344,468
                                                                  ---------------         --------------
    Total current liabilities                                           1,972,255              1,907,561
                                                                  ---------------         --------------

Long-term debt, net of current portion                                    249,167                119,167
                                                                  ---------------         --------------
Commitments (Notes 4 and 10)

Stockholders' equity:
Preferred stock, $0.01 par value; authorized--5,000,000
  none issued and outstanding                                           -                          -
Common stock, $0.01 par value; authorized--30,000,000
  issued and outstanding-- 14,386,183 and 17,914,704 shares at
  December 31, 1999 and 2000, respectively                                 143,862               179,147
Additional paid-in capital                                              64,250,741           101,373,922
Accumulated deficit                                                    (44,250,053)          (47,786,794)
                                                                   ---------------         -------------
    Total stockholders' equity                                          20,144,550            53,766,275
                                                                   ---------------         -------------
Total liabilities and stockholders' equity                         $    22,365,972         $  55,793,003
                                                                   ===============         =============



   The accompanying notes are an integral part of these financial statements.

                                              DIACRIN, INC.
                                         Statements of Operations


                                                                 Year Ended December 31,
                                                     1998                 1999                  2000
REVENUES:
     Research and development                  $     3,623,249      $     2,970,846        $    2,081,795
     Interest income                                 1,575,998            1,323,520             3,124,929
                                               ---------------      ---------------        --------------
        Total revenues                               5,199,247            4,294,366             5,206,724
                                               ---------------      ---------------        --------------

OPERATING EXPENSES:
     Research and development                        7,371,385            5,921,141             5,996,550
     General and administrative                      1,484,319            1,398,151             1,348,072
     Interest expense                                   89,135               47,318                29,898
                                               ---------------      ---------------        --------------
        Total operating expenses                     8,944,839            7,366,610             7,374,520
                                               ---------------      ---------------        --------------

EQUITY IN OPERATIONS OF JOINT VENTURE               (1,084,358)          (1,688,071)           (1,368,945)
                                               ---------------      ---------------        --------------

NET LOSS                                         $  (4,829,950)        $ (4,760,315)        $  (3,536,741)
                                               ===============      ===============        ==============

NET LOSS PER COMMON SHARE:
     Basic and diluted                             $      (.34)         $      (.33)           $     (.21)
                                                  ============         ============          ============
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
      Basic and diluted                             14,156,179           14,364,154            17,073,194
                                                   ===========          ===========            ==========







   The accompanying notes are an integral part of these financial statements.

                                  DIACRIN, INC.
                       Statements of Stockholders' Equity


                                                   Common Stock
                                                -----------------------
                                                Number          $.01            Additional                           Total
                                                of              Par             Paid-in         Accumulated      Stockholders'
                                                Shares          Value           Capital         Deficit             Equity

BALANCE, December 31, 1997                    13,268,256       $132,683        $54,730,773     $(34,659,788)      $20,203,668

     Proceeds from private placement of
     stock, net of $58,080 financing costs     1,027,027         10,270          9,431,650            -             9,441,920

     Exercise of stock options                    31,935            319             28,652            -                28,971

     Net loss                                        -              -                -           (4,829,950)       (4,829,950)
                                              ----------        -------         ----------     -----------        ----------
BALANCE, December 31, 1998                    14,327,218        143,272          64,191,075     (39,489,738)       24,844,609

     Exercise of stock options                    58,965            590             59,666           -                60,256

     Net loss                                        -              -                -           (4,760,315)       (4,760,315)
                                              ----------        -------          ----------     -----------        ----------
BALANCE, December 31, 1999                    14,386,183        143,862          64,250,741     (44,250,053)       20,144,550

     Proceeds from public offering of
     common stock, net of $2,765,500
     financing costs                           3,450,000         34,500          36,875,000           -            36,909,500

     Exercise of stock options and warrants       78,521            785             248,181           -               248,966

     Net loss                                        -              -                -           (3,536,741)       (3,536,741)
                                              ----------        --------       ------------    ------------       -----------
BALANCE, December 31, 2000                    17,914,704        $179,147       $101,373,922    $(47,786,794)      $53,766,275
                                              ==========        ========       ============    ============       ===========

   The accompanying notes are an integral part of these financial statements.

                                                    DIACRIN, INC.
                                                Statements of Cash Flows

                                                                              Year Ended December 31,
                                                                  1998                  1999                 2000
                                                                  ----                  ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $ (4,829,950)        $  (4,760,315)       $  (3,536,741)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
         Depreciation and amortization                           345,762               237,976              213,969
         Equity in operations of joint venture                 1,084,358             1,688,071            1,368,945
    Changes in current assets and liabilities-
       Interest receivable and other current assets               44,343                65,048             (451,041)
       Accounts payable                                           82,696              (129,234)             (29,461)
       Accrued expenses                                          185,322              (126,762)              55,866
       Deferred revenue from joint venture                       (48,201)               99,872              (94,259)
                                                              ----------           -----------          -----------
         Net cash used in operating activities                (3,135,670)           (2,925,344)          (2,472,722)
                                                              ----------           -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments            (12,670,294)            2,088,140           (5,903,423)
    Purchases of property and equipment, net                     (76,386)              (26,019)            (102,510)
    Decrease (increase) in long-term investments               7,726,279               (39,074)         (18,333,856)
    Investment in joint venture                               (1,911,216)           (2,669,384)          (1,947,422)
    Return of capital for services provided on behalf
         of joint venture                                        912,843               990,282              693,932
                                                              ----------           -----------          -----------
         Net cash (used in) provided by investing             (6,018,774)              343,945          (25,593,279)
                                                              ----------           -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                     9,441,920                  -              36,909,500
    Net proceeds from the exercise of stock options
             warrants                                             28,971                60,256              248,966
    Principal payments on long-term debt                        (337,170)             (279,910)            (143,350)
                                                              ----------            ----------          -----------
         Net cash provided by (used in) financing              9,133,721              (219,654)          37,015,116
                                                              ----------            ----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                     (20,723)           (2,801,053)           8,949,115

CASH AND CASH EQUIVALENTS, beginning of year                   5,015,777             4,995,054            2,194,001
                                                            ------------          ------------         ------------
CASH AND CASH EQUIVALENTS, end of year                      $  4,995,054          $  2,194,001         $ 11,143,116
                                                            ============          ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                  $    111,405            $   49,743           $   30,946
                                                            ============           ===========          ===========


     The accompanying notes are integral part of these financial statements.

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

(2)      Summary of Significant Accounting Policies

         (a)      Depreciation and Amortization

         The Company provides for depreciation using the straight-line method by charges to operations in amounts estimated to allocate the cost of these assets over a five-year life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

         (b)      Research and Development

     Collaborative revenue under the joint venture agreement with Genzyme Corporation ("Genzyme") (see Note 4) and revenues from research grants are recognized as work is performed. Collaborative revenue under the joint venture agreement is recognized as revenue to the extent that the Company's research and development costs are funded by Genzyme through the joint venture. The Company receives non-refundable monthly advances from the joint venture. Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

         (c)      Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. At December 31, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $49,750,000. The difference from losses reported for financial reporting purposes relates primarily to expenses reflected in the financial statements not yet deductible for tax purposes. The net operating loss carryforwards expire commencing in the year 2006 and are subject to review and possible adjustment by the Internal Revenue Service. Net operating loss and tax credit carryforwards may be limited in the event of certain changes in the ownership interests of significant shareholders. The Company believes the issuance of the convertible notes payable in May 1995, as well as the initial public offering in February 1996, caused a change in ownership, as defined by the Tax Reform Act of 1986 (the "Act"). Additionally, the Company's private placement in 1998 and secondary offering in 2000 may cause a change in ownership, as defined by the Act. The Company does not believe that such ownership changes will significantly impact the Company's ability to utilize the net operating loss and tax credit carryforwards as of the date of such ownership changes. Ownership changes in future periods may limit the Company's ability to utilize net operating loss and tax credit carryforwards.

                                  Diacrin, Inc.

The components of the net deferred tax assets are approximately as follows:

                                              1999                     2000
                                              ----                     ----
Loss carryforwards                   $      16,403,000       $      19,900,000
Credit carryforwards                         3,815,000               4,900,000
Other temporary differences                     10,000                  13,500
                                     -----------------       -----------------
Total deferred tax assets                   20,228,000              24,813,500
Less - valuation allowance                 (20,228,000)            (24,813,500)
                                     -----------------       ------------------
Net deferred tax asset               $          -            $           -
                                      =================       ==================

         A valuation allowance has been provided as it is uncertain if the Company will realize the deferred tax assets. The change in the total valuation allowance during the year ended December 31, 2000 was an increase of approximately $4,585,500 and relates to the increase in the deferred tax asset which is primarily due to the net operating loss and tax credits generated during 2000.

         (d)      Net Loss per Common Share

     In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 4,000,738, 4,111,523 and 1,258,247 at December 31, 1998, 1999, and 2000, respectively, because to include such shares would have been antidilutive.

         (e)      Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

         (f)      Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         (g)      Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement for the year ended December 31, 1998 with no impact on the Company's financial statements as there are no material differences between the Company's reported income and comprehensive income for all periods presented.

                                  Diacrin, Inc.

         (h)      Segment Reporting

         In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. The Company adopted this statement for the year ended December 31, 1998. In accordance with SFAS 131, the Company believes that it operates in one operating segment.

         (i)      Fair Value of Financial Instruments

     Financial instruments consist mainly of cash and cash equivalents, short-term investments, long-term investments, accounts payable, current portion of long-term debt and long-term debt. The carrying amounts of these instruments approximate their fair value.

         (j)      New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement (as amended by SFAS No. 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 (as amended by SFAS No. 138) establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on the Company's financial statements.

                                  Diacrin, Inc.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended, is effective for the fourth quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

 (3)     Sales of Common Stock

         In February 1998, the Company completed a private placement of 1,027,027 shares of its common stock for $9.25 per share for net proceeds of approximately $9.4 million.

         In March 2000,  the Company  completed a public  offering of  3,450,000
shares  of  its  common   stock  for  $11.50  per  share  for  net  proceeds  of
approximately $36.9 million.

(4)      Joint Venture Agreement

     In September 1996, the Company and Genzyme Corporation formed a joint venture to develop and commercialize the Company's NeuroCell-PD and NeuroCell-HD products for transplantation into people with advanced Parkinson's disease and Huntington's disease, respectively. Under the terms of the joint venture agreement, which was effective October 1, 1996, Genzyme agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the two products. All costs incurred in excess of $50 million will be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties. As of December 31, 2000, Genzyme had provided $29.7 million to the joint venture and the Company had provided $6.5 million.

         The Company records as research and development expense all costs related to NeuroCell-PD and NeuroCell-HD incurred by it on behalf of the joint venture. The Company recognizes research and development revenue equal to the amount of reimbursement received by it from the joint venture out of funds contributed by Genzyme. The Company does not recognize research and development revenue for amounts received from the joint venture out of funds it contributed. As Genzyme incurs costs on behalf of the joint venture that the Company is obligated to fund, it recognizes an expense in its statement of operations captioned "Equity in operations of joint venture."

                                  Diacrin, Inc.

         Genzyme agreed to make financing available to Diacrin from and after the date that Genzyme provides the initial $10 million of funding to the joint venture. Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit of up to an aggregate amount of $10 million. Diacrin may draw on the line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the joint venture. The line will be available through the date five years after the date Diacrin first draws on the line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other considerations and the aggregate amount of draws in any calendar year may not exceed $5 million. Diacrin did not make any draws on the line through December 31, 2000.

         The Company accounts for its investment in the joint venture on the equity method. The detail of the Company's investment in the joint venture is as follows:

                                              1998                1999               2000
Balance, beginning of year               $        -       $        94,508     $    103,730

Contributions to joint venture              1,911,216           2,669,384         1,947,422
Return of capital                            (912,843)           (990,282)         (693,932)
Funding of operations of joint venture       (903,865)         (1,669,880)       (1,352,435)
                                         ------------      --------------      ------------
Balance, end of year                     $     94,508      $      103,730      $      4,785
                                         ============      ==============      ============


     Contributions to the joint venture represent cash contributions. The return of capital represents cash payments made to the Company by the joint venture for research and development costs that are funded by the Company. Funding of operations of the joint venture represents costs incurred by Genzyme on behalf of the joint venture, which are funded by the Company.

         A summary of the revenue and expenses from the joint venture are as follows:

                                                    1998              1999              2000
Revenue recognized (see note 2b)                 $3,623,249        $2,970,846        $2,081,795
Research and development
           expense (see note 2b)                 $4,536,089        $3,961,128        $2,775,727
Equity in operations of joint venture            $1,084,358        $1,688,071        $1,368,945

         Genzyme's President and Chief Executive Officer is a director of the Company.

                                  Diacrin, Inc.

(5)      Cash, Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 1999 and 2000 consisted of the following:

                                                                                1999                   2000
Cash and cash equivalents-

 Cash                                                                     $          738        $          806
 Corporate note                                                                    -                 1,006,519
 Money market mutual fund                                                       2,193,263           10,135,791
                                                                          ---------------       --------------
                                                                          $     2,194,001       $   11,143,116
                                                                          ===============       ==============
Short-term investments-

 Corporate notes (remaining avg. maturity of 6 mos. at December 31, 2000)  $   11,826,917       $   22,485,675
 Commercial paper                                                               4,755,335               -
                                                                           --------------       --------------
                                                                           $   16,582,252       $   22,485,675
                                                                           ==============       ==============
Long-term investments-
 Corporate notes (remaining avg. maturity of 16 mos. at December 31, 2000) $    2,644,084       $   20,977,940
                                                                           ==============       ==============

(6)      Accrued Expenses

         Accrued expenses consisted of the following at December 31, 1999 and 2000:

                                                   1999                 2000
                                                   ----                 ----

 Accrued clinical trials costs              $     607,561         $    812,384
 Accrued professional fees                        298,891              159,999
 Accrued payroll                                  158,584              114,899
 Accrued contract research costs                   43,244               54,862
 Accrued other                                    143,130              181,642
                                            -------------         ------------
 Total                                      $   1,251,410         $  1,323,786
                                            =============         ============

(7)      Long-term Debt and Obligations Under Capital Leases

         (a)      Term Loan

     In November 1997, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $650,000 to construct a pilot manufacturing facility. Interest accrues at the prime rate plus one-half of one percent (10.00% at December 31, 2000) and is payable monthly in arrears. The loan is payable in 60 principal installments of $10,833 commencing December 1, 1997 and may be prepaid without penalty. The Company is required to maintain certain covenants, including certain financial ratios and unencumbered cash balances of not less than $1 million. As of December 31, 2000, the Company was in compliance with all covenants. Principal payments on the loan for each of the next two years will be $130,000 and $119,167, respectively.

                                  Diacrin, Inc.

         (b)      Capital Leases

         The Company had entered into a capital lease for certain laboratory and manufacturing equipment. As of December 31, 2000, all amounts under the capital lease had been repaid.

 (8)     Stockholders' Equity

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

         (b)      Warrants

         In February 1996, the Company issued redeemable warrants in connection with the Company's initial public offering to purchase 2,875,000 shares of common stock at an exercise price of $16 per share, subject to certain adjustments. During 2000, 2,995 shares were issued upon exercise of warrants. All unexercised warrants expired on December 31, 2000.

(9)      Common Stock Options

         The Company has adopted the 1990 Stock Option Plan (the "1990 Plan") under which the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and stock appreciation rights to employees, directors and consultants of the Company for up to 800,000 shares of the Company's common stock. All options granted have 10-year terms, and the majority vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 2000, there were options to purchase 98,545 shares of common stock available for future grant under the 1990 Plan.

         In July 1994, the stockholders approved the 1994 Directors' Stock Option Plan (the "Director Plan") which automatically grants an option to each eligible outside director of the Company for the purchase of 7,500 shares of common stock at an exercise price of the then fair market value. Each option granted under the Director Plan has a 10-year term and may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter. In December 1996, the Board of Directors amended the Director Plan to automatically grant 15,000 options to each new eligible outside director. The Company has reserved 30,000 shares for issuance under this plan. As of December 31, 2000, there were 15,000 options outstanding under the Director Plan at a weighted average exercise price of $9.50 per share. As of December 31, 2000, there were

                                  Diacrin, Inc.

options to purchase 13,125 shares of commons stock available for future grant under the Director Plan.

     In June 1997, the stockholders approved the 1997 Stock Option Plan (the "1997 Plan") under which the Board of Directors is authorized to grant incentive stock options and non-qualified stock options to employees, directors and consultants of the Company for up to 1,200,000 shares of the Company's common stock. All options granted have 10-year terms, and vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 2000, options to purchase 601,000 shares of common stock were available for future grant under the 1997 Plan.

         The following table summarizes incentive and non-qualified stock option activity, exclusive of the warrants discussed in Note 8(b):

                                        Number of            Weighted average
                                        options               Exercise price

Balance, December 31, 1997             1,026,798                 $  4.69
      Options granted                    189,250                    6.43
      Options exercised                  (31,935)                    .91
      Options canceled                   (58,375)                   9.18
                                       ---------                --------

Balance, December 31, 1998             1,125,738                    4.87
      Options granted                    183,500                    5.97
      Options exercised                  (58,965)                   1.02
      Options canceled                   (13,750)                  11.20
                                       ---------                --------

Balance, December 31, 1999             1,236,523                    5.14
      Options granted                    154,750                    5.56
      Options exercised                  (75,526)                   2.66
      Options canceled                   (57,500)                   8.91
                                       ----------               --------
Balance, December 31, 2000              1,258,247                $  5.15
                                       ==========               ========

Exercisable, December 31, 2000            860,869                $  4.68
                                       ==========               ========

Exercisable, December 31, 1999            822,332                $  4.15
                                       ==========               ========

Exercisable, December 31, 1998            735,609                $  3.31
                                       ==========               ========

         All options have been granted at the fair market value of the Company's common stock on the date of grant.

                                  Diacrin, Inc.

         The following table summarizes certain information about options outstanding and exercisable at December 31, 2000:

                                          Options outstanding
----------------------------------------------------------------------------------------------
                          Number outstanding at       Weighted average        Weighted average
Range of exercise prices   December 31, 2000     remaining contractual life    exercise price
  $  1.22 to  $ 2.50              520,997                    3.36                $   2.08
  $  4.50 to  $ 7.50              471,500                    8.67                $   5.75
  $  7.88 to  $15.75              265,750                    6.81                $  10.12
                              -----------
                                1,258,247
                              ===========

                                Options exercisable
--------------------------------------------------------------------------
                                 Number exercisable      Weighted average
  Range of exercise prices      at December 31, 2000      exercise price

 $  1.22     to    $   2.50           520,997                $  2.08
 $  4.50     to    $   7.50           135,625                $  6.18
 $  7.88     to    $  15.75           204,247                $ 10.33
                                   ------------
                                      860,869
                                   ============

     The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has included the proforma disclosure required by SFAS No. 123 for all periods presented.

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS No. 123. The fair-value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1999 and 2000: risk-free interest rates of 5.5%, 6.0% and 6.0%, respectively; dividend yield of 0% for all years; volatility factor of the expected market price of the Company's common stock of 70%, 95% and 95%, respectively; and a weighted-average expected life of the options of 7.5 years for all years. The weighted average fair value of options granted in 1998, 1999 and 2000 was $4.68, $4.97 and $4.71, respectively.

                                  Diacrin, Inc.

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The aggregate fair value of options granted in 1998, 1999 and 2000 was approximately $886,000, $912,000 and $729,000, respectively. The Company's pro forma information follows:

                                      1998            1999            2000
                                      ----            ----            ----
Net loss            As reported   $(4,829,950)   $(4,760,315)    $(3,536,741)
                                  ============   ============    ============

                    Pro forma      (5,644,899)    (5,796,810)     (4,714,923)
                                  ===========    ===========      ==========

Basic and diluted   As reported          (.34)          (.33)           (.21)
net loss                                 =====          =====           =====
per share:          Pro forma            (.40)          (.40)           (.27)
                                         =====          =====           =====

(10)     Facility Lease

     During 1991, the Company entered into a 10 year operating lease for a facility. In October 2000, the Company exercised its first of two options to extend the lease an additional five-years. Minimum rental payments under the lease are as follows:

                                                 Rental
                                              Commitment

    2001                                     $   710,000
    2002                                         710,000
    2003                                         710,000
    2004                                         710,000
    2005                                         533,000
                                             -----------
                                             $ 3,373,000
                                             ===========

         Total rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $771,000, $761,000 and $751,000, respectively.

(11)     Employment Retirement / Savings Plan

         The Company maintains an employee retirement / savings plan (the "Plan") which permits participants to make tax deferred contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. All active employees, 21 years of age or older, who have completed a calendar quarter of service are eligible to participate in the Plan. The Company pays all administrative costs of the Plan. There were no contributions made to the plan by the Company in 1998 and 1999. During 2000, the Company made discretionary contributions of $28,500 to the plan.

                                  Diacrin, Inc.

 (12)    Quarterly Results of Operations (Unaudited)

         The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2000 and 1999.

                                       Year Ended December 31, 2000
                                           First        Second        Third        Fourth

Total revenue                          $      863    $   1,404     $   1,543      $  1,397
                                       ==========    =========     =========      ========
Net loss                               $   (1,249)   $    (808)    $    (820)     $   (660)
                                       ==========    =========     =========      ========
Basic and diluted net loss per         $     (.09)   $    (.05)    $    (.05)     $   (.04)
                                       ==========    =========     =========      ========


                                       Year Ended December 31, 1999

                                           First         Second       Third        Fourth

Total revenue                          $     1,156    $   1,214     $   1,032     $    892
                                       ===========    =========     =========     ========
Net loss                               $    (1,265)   $  (1,083)    $  (1,174)    $ (1,238)
                                       ===========    =========     =========     ========
Basic and diluted net loss per         $     (.09)    $    (.08)    $    (.08)    $   (.09)
                                       ==========     =========     =========     ========

                        Report of Independent Accountants


To the Steering Committee of Diacrin/Genzyme LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of changes in Venturers' capital (deficit) present fairly, in all material respects, the financial position of Diacrin/Genzyme LLC (a development stage enterprise) at December 31, 1999 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from October 1, 1996 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Steering Committee of the Joint Venture; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note A, either Venturer may terminate the Collaboration Agreement of the Joint Venture for any reason upon 180 days notice to the other Venturer and such termination could lead to the discontinuation of the Joint Venture.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 26, 2001

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                                 Balance Sheets
                           December 31, 1999 and 2000


                                                                   1999            2000
Assets
Current assets:
     Cash                                                     $     9,531       $ 1,032,170
     Prepaid to Diacrin, Inc. (Note C)                            433,712           365,245
     Other current assets                                            -               11,266
                                                                 --------        ----------
          Total current assets                                    443,243         1,408,681

Property and equipment, net (Note D)                              192,054           156,176
                                                                  -------         ---------

          Total assets                                        $   635,297       $ 1,564,857
                                                                 ========         =========

Liabilities and Venturers' Capital (Deficit)
Payabe to Genzyme Corporation (Note C)                        $   948,088        $2,150,488
Accrued expenses                                                   24,353            23,900
                                                                 --------        ----------
          Total liabilities                                       972,441         2,174,388

Commitments and contingencies (Note C)

Venturers' capital (deficit) (including deficit accumulated
 during the development stage of $36,872,217):
  Venturer's capital - Genzyme Corporation                        513,949           444,140
  Venturer's capital - Diacrin, Inc.                              111,817            88,548
  Unpaid Venturer's capital - Genzyme Corporation                (764,682)         (861,664)
  Unpaid Venturer's capital - Diacrin, Inc.                      (198,228)         (280,555)
                                                                 ----------      ----------
          Total Venturers' capital (deficit)                     (337,144)         (609,531)
                                                                 ---------       ----------
          Total liabilities and Venturers' capital (deficit)     $635,297       $ 1,564,857
                                                                 ==========     ===========





The accompanying notes are an integral part of these financial statements

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                            Statements of Operations



                                                                             For the period
                                                                                  from
                                                                             October 1, 1996
                                                   For the year ended      (date of inception)
                                                       December 31,          to December 31,
                                                    1999          2000             2000


Operating costs and expenses:
 Research and development-Genzyme Corporation   $ 6,677,683    $ 5,394,335    $ 19,561,089
 Research and development-Diacrin, Inc.           3,961,129      2,736,293      17,046,820
 General and administrative                          79,377         90,113         277,753
                                                -----------     ----------     -----------

     Total operating costs and expenses          10,718,189      8,220,741      36,885,662

 Interest income                                      4,778          8,667          13,445
                                                -----------     ----------     -----------

     Net loss                                 $ (10,713,411)  $ (8,212,074)   $(36,872,217)
                                              =============    ===========    ============













The accompanying notes are an integral part of these financial statements

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                            Statements of Cash Flows



                                                                               For the period
                                                                                    from
                                                  For the Year Ended           October 1, 1996
                                                      December 31,           (date of inception)
                                            ------------------------------     to December 31,
                                             1999                    2000           2000


Cash flows from operating activities:
 Net loss                                     $  (10,713,411)   $ (8,212,074)   $ (36,872,217)
 Reconciliation of net loss to net cash used
  by operating activites:
   Depreciation                                       48,221          49,146          156,585
   Increase (decrease) in cash from working
    capital changes:
     Prepaid to Diacrin, Inc.                        (86,787)         68,467         (365,245)
     Payable to Genzyme Corporation                   62,927       1,202,400        2,150,488
     Other current assets                             11,899         (11,266)         (11,266)
     Accrued expenses                                 24,353            (453)          23,900
                                                  ----------      ----------        ---------

Net cash used by operating activities            (10,652,798)     (6,903,780)     (34,917,755)

Cash flows from investing activities:
   Acquisition of property and equipment             (20,111)        (13,268)        (312,761)

Cash flows from financing activites:
   Capital contributed by Genzyme Corporation      8,008,148       5,992,265       29,736,639
   Capital contributed by Diacrin, Inc.            2,669,384       1,947,422        6,526,047
                                                  ----------      ----------       ----------

Net cash provided by financing activites          10,677,532       7,939,687       36,262,686
                                                  ----------      ----------      -----------

Increase in cash                                       4,623       1,022,639        1,032,170
Cash at beginning of period                            4,908           9,531            -
                                                  ----------      ----------       ----------
Cash at end of period                             $    9,531     $ 1,032,170      $ 1,032,170
                                                  ==========     ===========      ===========






The accompanying notes are an integral part of these financial statements

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

              Statements of Changes in Venturers' Capital (Deficit)
  For the Period from October 1, 1996 (Date of Inception) to December 31, 2000




                                                             Unpaid Venturers' capital          Total
                                                             ---------------------------      Venturers'
                                Genzyme                        Genzyme                         capital
                              Corporation    Diacrin, Inc.   Corporation    Diacrin, Inc.     (deficit)

1996 capital contributions    $  1,911,968   $      -         $     -        $     -         $ 1,911,968
1996 net loss                   (1,542,374)         -               -              -          (1,542,374)
                               -----------    -----------     ----------     -----------    ------------

Balance at December 31, 1996       369,594          -               -              -             369,594

1997 capital contributions       6,819,536          -               -              -           6,819,536
1997 net loss                   (6,809,012)         -               -              -          (6,809,012)
                               -----------    -----------     ----------     -----------    -------------

Balance at December 31, 1997       380,118          -               -              -             380,118

1998 capital contributions       7,709,137      2,085,079       (704,415)       (175,838)      8,913,963
1998 net loss                   (7,608,663)    (1,986,683)          -              -          (9,595,346)
                               -----------    -----------      ----------     -----------    ------------

Balance at December 31, 1998       480,592         98,396       (704,415)       (175,838)       (301,265)

1999 capital contributions       8,068,415      2,691,774        (60,267)        (22,390)     10,677,532
1999 net loss                   (8,035,058)    (2,678,353)          -              -         (10,713,411)
                                ----------    -----------      ----------     -----------    -----------

Balance at December 31, 1999       513,949        111,817       (764,682)       (198,228)       (337,144)

2000 capital contributions       6,089,247      2,029,749        (96,982)        (82,327)      7,939,687
2000 net loss                   (6,159,056)    (2,053,018)          -              -          (8,212,074)
                               -----------    -----------      ----------     -----------    -----------

Balance at December 31, 2000    $  444,140     $   88,548     $ (861,664)    $  (280,555)     $ (609,531)
                               ===========     ==========     ===========     ===========    ===========









The accompanying notes are an integral part of these financial statements

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

A.       Nature of Business and Organization

     On October 1, 1996, Diacrin/Genzyme LLC ("the Joint Venture") was established as a joint venture between Genzyme Corporation ("Genzyme") and Diacrin, Inc. ("Diacrin") (collectively, the "Venturers"), to develop and commercialize products and processes for use in the treatment of Parkinson's disease and Huntington's disease in humans using porcine fetal cells. Under the terms of the Collaboration Agreement among Diacrin, Genzyme and the Joint Venture (the "Collaboration Agreement"), all funding is provided by the Venturers, and all payments for work performed are made to the Venturers. Genzyme provided the initial $10.0 million of the funding requirements, and the next $40.0 million of the funding requirements are to be provided 75% by Genzyme and 25% by Diacrin. After $50.0 million has been funded, any additional funding will be provided equally by the Venturers. Funding is provided on a monthly basis. Profits and losses from the Joint Venture will be shared in proportion to the then current capital contribution ratio of each Venturer. The Joint Venture reimburses the Venturers for costs incurred based upon the dollar amount of work, at a defined cost, that each Venturer performs an behalf of the Joint Venture. All general and administrative expenses recorded on the statements of operations are for costs incurred by and reimbursed to the Venturers. See also Note C.

         The Steering Committee of the Joint Venture is comprised of representatives of each Venturer. The Steering Committee is responsible for approving the budget of the Joint Venture, reviewing costs incurred by the Venturers and monitoring the scientific progress of the Joint Venture.

     The Joint Venture is subject to risks common to companies in the biotechnology industry, including but not limited to, the results of clinical trials, development by its competitors of new technological innovations, protection of proprietary technology, health care cost containment initiatives, product liability and compliance with government regulations, including those of the United States Department of Health and Human Services and the United States Food and Drug Administration.

     In addition, eiher Venturer may terminate the Collaboration Agreement for any reason upon 180 days notice to the other Venturer. During the 180-day period, the obligations of the Venturers, including without limitation obligations with respect to capital contributions, will continue in full force and effect. A decision by one or both of the Venturers to discontinue the Collaboration Agreement for any reason could lead to the discontinuation of the Joint Venture.

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

         The intangible assets and technological know-how contributed by Diacrin to the Joint Venture are not included as an asset in these financial statements, because generally accepted accounting principles require that the Joint Venture record contributed assets at the book value of the Venturer, at the time of the asset transfer the book value was $0.

B.       Summary of Significant Accounting Policies

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

Property and Equipment
         Depreciation expense is computed on a straight-line basis over the useful life of the property and equipment (3 to 10 years), and over the lesser of the life of the lease or the life of the leasehold improvement. When assets are retired or otherwise disposed of, the assets and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations.

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

Reclassification
         Certain prior year data has been reclassified to conform to the 2000 presentation.

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                   Notes to Financial Statements - (Continued)

C.       Agreements with Venturers

Funding
         Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit (the "Line") of up to an aggregate amount of $10.0 million after the date that Genzyme provided the initial $10.0 million of funding to the Joint Venture. Diacrin may draw on the Line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the Joint Venture. The Line will be available through the date five years after the date Diacrin first draws on the Line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest bearing, evidenced by a promissory note and subject to other considerations; and the aggregate amount of draws in any calendar year may not exceed $5.0 million. As of December 31, 2000, Diacrin had not made any draws on the Line.

         During the year ended December 31, 1998, Genzyme provided its initial $10.0 million of funding to the Joint Venture. After the initial $10.0 million, Genzyme and Diacrin provide 75% and 25%, respectively, of the next $40.0 million of funding to the Joint Venture. Thereafter, all funding will be shared equally by the two parties. As of December 31, 2000, Genzyme and Diacrin have funded $29.7 million and $6.5 million, respectively.

Other Agreements
         The payable to Genzyme Corporation will be settled by cash payment and represents costs incurred by Genzyme that are reimbursable under the
Collaboration Agreement. The prepaid to Diacrin is an estimate of the reimbursable costs Diacrin expects to incur on behalf of the Joint Venture in the next month.

         At December  31,  1999 and 2000,  both  Venturers  had funded less than
their  allocated  losses  which  resulted  in  unpaid  Venturer's   capital  and
represents receivables from the Venturers.

         Genzyme charges the Joint Venture for use of certain research and development facilities under a three-year agreement which commenced July 1, 1998. These charges amounted to $364,164 for each of the years ended December 31, 1999 and 2000 and $1,338,720 from inception through December 31, 2000 and the Joint Venture expects to incur $182,082 in the year ending December 31, 2001.

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                   Notes to Financial Statements - (Continued)

D.       Property and Equipment

         Property and equipment is stated at cost. At December 31, 1999 and 2000, property and equipment consisted of the following:

                                        1999           2000

Lab equipment                         $  186,931       $  200,199
Computer equipment                        71,991           71,991
Leasehold improvements                    27,608           27,608
Furniture and fixtures                    12,963           12,963
                                      ----------       ----------

                                         299,493          312,761
Less: accumulated depreciation          (107,439)        (156,585)
                                      ----------       ----------
Property and equipment, net           $  192,054       $  156,176
                                      ==========       ==========

         Depreciation expense was $48,221 and $49,146 for the years ended December 31, 1999 and 2000, respectively, and $156,585 from inception through December 31, 2000.