Form 10-K/A
period 2000-12-31
DIACRIN INC /DE/
filed 2001-04-18
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                          Amendment No. 1 to Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
                                              ----    -----

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

This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Report") is being filed to add the information required to be set forth in Part III of the Report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding executive officers and directors of the company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Diacrin, Inc.'s (the "Company's") directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on its review of the copies of such reports received or written representations that no other reports were required, the Company believes that, during the fiscal year ended December 31, 2000, its officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to such individuals.

Item 11. Executive Compensation

         Summary Compensation Table. The following table sets forth certain information with respect to the annual and long-term compensation for each of the last three fiscal years of the Company's Chief Executive Officer and Chief Operating Officer (the "Named Officers"):


                                      Annual Compensation          Long-Term Compensation
                                                                            Awards
           Name and                                                 Securities Underlying
     Principal Position       Year    Salary($)(1)     Bonus($)(2)         Options(#)
Thomas H. Fraser              2000      $270,000       $25,000             25,000
   President and Chief        1999       260,000        40,000             25,000
   Executive Officer          1998       250,000        35,000             25,000

E. Michael Egan               2000      $200,000       $20,000             20,000
   Chief Operating Officer    1999       190,000        30,000             20,000
                              1998       180,000        25,000             20,000


------------------------------
(1) Amounts shown include cash compensation earned and received by the Named Officers as well as amounts earned but deferred at the election of these officers to the Company's 401(k) Plan.

(2) Amounts in this column represent bonuses paid or accrued under the annual management bonus plan.

Option Grants Table. The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2000 to the Named Officers:



                                              Individual Grants
                    -----------------------------------------------------------
                                     Percent of                                     Potential Realizable Value
                     Number of          Total                                        at Assumed Annual Rates
                    Securities         Options                                     of Stock Price Appreciation
                    Underlying        Granted to     Exercise or                       for Option Term (2)
                      Options        Employees in     Base Price     Expiration    ----------------------------
      Name        Granted (#) (1)     Fiscal Year       ($/Sh)          Date          5% ($)         10% ($)
      ----        ---------------     -----------    -----------      ---------    ------------  --------------
Thomas H. Fraser       25,000             16%           $4.69         12/27/10       $73,705       $186,785
E. Michael Egan        20,000             13%           $4.69         12/27/10       $58,964       $149,428



---------------
(1)  Options   granted  in  2000  become   exercisable   in  four  equal  annual
     installments, commencing 12 months after the date of grant.

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

         Aggregated Option Exercises and Year-End Option Table. The following table sets forth certain information regarding aggregate option exercises during the fiscal year ended December 31, 2000 and the number and value of unexercised stock options held as of December 31, 2000 by the Named Officers:

                                                                        Number of
                                                                   Securities Underlying       Value of Unexercised In-
                                                                   Unexercised Options at        the-Money Options at
                                                                     Fiscal Year-End (#)        Fiscal Year-End ($)(2)
                       Shares Acquired      Value Realized             Exercisable/                 Exercisable/
    Name                on Exercise (#)        ($)(1)                   Unexercisable                Unexercisable
   ------              ----------------     --------------         -----------------             -----------------
Thomas H. Fraser                 -                -                 158,750 / 63,750                $299,375 / $7,799
E. Michael Egan                  -                -                 162,495 / 50,000                $395,482 / $6,240


--------------------
(1) Represents the difference between the exercise price and the value of the Company's Common Stock on the date of exercise.

(2) Based on the value of the Company's Common Stock on December 29, 2000 ($5.00 per share), the last trading day of 2000, less the applicable option exercise price.

Director Compensation

         Dr. Horovitz receives $2,000 plus expenses per board meeting attended plus an additional $4,000 annually for consulting work performed on behalf of the Company. No other directors receive any cash compensation for services on the Board of Directors.

         On June 19, 2000, all non-employee directors were granted an option to purchase 6,000 shares of Common Stock under the Company's 1997 Stock Option Plan at an exercise price of $7.88 per share. The options may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter.

Employment Agreements

         The Company has entered into a letter agreement with Dr. Fraser dated February 6, 1990, providing for an annual salary plus bonus as determined by the Board of Directors. The Company has agreed with Dr. Fraser to continue to pay his then current salary for a period of six months if it terminates his employment without cause. Dr. Fraser has also agreed not to compete with the Company for one year following termination of his employment. At the Company's election, this non-competition provision can be extended for an additional two-year period upon the payment of additional consideration.

Compensation Committee Interlocks and Insider Participation

         Mr. Termeer serves on the Company's Compensation Committee. In September 1996, the Company formed a joint venture with Genzyme Corporation to develop and commercialize the Company's NeuroCell(TM)-PD and NeuroCell(TM)-HD products for transplantation into patients with advanced Parkinson's disease and Huntington's disease, respectively. Under the terms of the joint venture agreement which was effective October 1, 1996, Genzyme agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the two products. All costs incurred in excess of $50 million are to be shared equally between the Company and Genzyme in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties. Mr. Termeer, a member of the Company's Board of Directors, is President, Chief Executive Officer and Chairman of the Board of Genzyme. The Company has recorded approximately $14.5 million in revenue from the joint venture since it commenced, $2,081,795 of which the Company recognized during 2000. Revenues recognized from the joint venture and funded by Genzyme in accordance with the terms of the joint venture agreement are currently expected to represent a substantial majority of the Company's revenues in 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 31, 2001 by:

     - each person who is known to beneficially own more than 5% of the Company's Common Stock;

     - each director or nominee for director of the Company;

     - each executive officer of the Company named in the Summary Compensation Table under the heading "Executive Compensation"; and

     - all executive officers and directors of the Company as a group.

         Unless otherwise noted, each person or group has sole voting and investment power of the shares listed. The inclusion of any shares listed below as beneficially owned does not constitute an admission of beneficial ownership of those shares.

         The "Options" column reflects shares of the Company's Common Stock subject to options which are exercisable within 60 days after March 31, 2001. The shares of the Company's Common Stock which are subject to options are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. As of March 31, 2001, there were 17,914,704 shares of Common Stock outstanding.




                                                        Number of Shares
                                                       Beneficially Owned              Percentage of
                                                     -----------------------            Common Stock
                  Name and Address                  Shares            Options           Outstanding
HealthCare Ventures II, L.P. (1)...........       3,196,385             --                 17.8%
HealthCare Ventures III, L.P. (1)..........         994,078             --                  5.5
HealthCare Ventures IV, L.P. (1)...........         291,922             --                  1.6
Rho Management Trust II (2)................       1,592,887             --                  8.9
Hudson Trust (3)...........................       1,342,680             --                  7.5
State of Wisconsin Investment Board (4)....       2,658,200             --                 14.8
Thomas H. Fraser, Ph.D.....................         483,488          158,750                3.6
Zola P. Horovitz, Ph.D. ...................           4,000           19,500                 *
John W. Littlechild (1)....................       4,482,385           11,500               25.1
Stelios Papadopoulos, Ph.D.................         200,000           11,500                1.2
Joshua Ruch (5)............................       1,759,587           11,500                9.9
Henri A. Termeer...........................           7,750           44,500                 *
E. Michael Egan............................           4,169          162,495                1.0
All directors and executive officers as a
group (8 persons)..........................       6,941,379          429,245               40.2


-------------------------------------

*  Less than 1.0%

(1) John W. Littlechild is a general partner of HealthCare Partners II, L.P. ("HCPII"), HealthCare Partners III, L.P. ("HCPIII") and HealthCare Partners IV, L.P. ("HCPIV"), the general partner of HealthCare Ventures II, L.P. ("HCVII"), HealthCare Ventures III, L.P. ("HCVIII") and HealthCare Ventures IV, L.P. ("HCVIV"), respectively. Mr. Littlechild, together with James H. Cavanaugh, Harold R. Werner and William Crouse, the other general partners of HCPII, HCPIII and HCPIV, share voting and investment control with respect to shares owned by HCVII, HCVIII, and HCVIV, respectively. Mr. Littlechild does not own any shares of the Company's capital stock in his individual capacity. The address of HealthCare Ventures II, III and IV, L.P. is 44 Nassau Street, Princeton, New Jersey 08542.

(2) Rho Management Partners, L.P. may be deemed the beneficial owner of these shares pursuant to an investment advisory agreement that confers sole voting and investment control over such shares to Rho Management Partners, L.P. The address of Rho Management Trust II is c/o Rho Management Company, Inc., 152 West 57th Street, New York, New York 10019.

(3) The address of Hudson Trust is c/o Summit Asset Management Co., Inc., 47 Hulfish Street, Suite 420, Princeton, New Jersey 08542.

(4) The address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707.

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

Item 13. Certain Relationships and Related Transactions

         HCVII, HCVIII and HCVIV owned 17.8%, 5.5% and 1.6% or our outstanding capital stock as of March 31, 2001, respectively. HCVII, HCVIII and HCVIV are limited partnerships which were formed to provide capital to companies in the health care fields. HCPII, HCPIII and HCPIV are limited partnerships which serve as general partner of HCVII, HCVIII and HCVIV, respectively. John Littlechild, a member of our board of directors, is a general partner of HCPII, HCPIII and HCPIV and Vice Chairman of Healthcare Vetnures LLC, the management company for HCVII, HCVIII and HCVIV. Mr. Littlechild is an officer of HealthCare Ventures LLC. See "Security Ownership of Certain Beneficial Owners and Management."

         Rho Management Trust II, which owned 8.9% of our outstanding capital stock as of March 31, 2001, also holds approximately 18.9% and 54.3% of the outstanding limited partnerships interests in HCVII and HCVIV, respectively. An affiliate of Rho is also a limited partner of HCPII, HCPIII and HCPIV. Joshua Ruch, a member of the board of directors, is a controlling person of Rho. See "Security Ownership of Certain Beneficial Owners and Management."

         Hudson, which owned 7.5% of our outstanding capital stock as of March 31, 2001, also holds approximately 6.0% and 11.9% of the outstanding limited partnership interests of HCVII and HCVIV, respectively. Hudson is also a limited partner of HCPII. See "Security Ownership of Certain Beneficial Owners and Management."

     See "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DIACRIN, INC.


By:       /s/  Thomas H. Fraser
        ------------------------------------
               Thomas H. Fraser
               President and Chief Executive Officer

Date:    April 18, 2001