Form 10-Q
period 2001-03-31
DIACRIN INC /DE/
filed 2001-04-18
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

   x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         As of April 15, 2001, 17,914,704 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index

                                                                            Page
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    Balance Sheets as of
                    December 31, 2000 and March 31, 2001....................   3

                    Statements of Operations for each of the three month
                    periods ended March 31, 2000 and 2001...................   4

                    Statements of Cash Flows for each of the three month periods
                    ended March 31, 2000 and 2001...........................   5

                    Notes to Financial Statements...........................   6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................   8

Item 3.           Quantitative and Qualitative Disclosure About
                     Market Risk............................................  20

PART II. -        OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.................  21

Item 6.           Exhibits and Reports on Form 8-K..........................  21

SIGNATURES..................................................................  22

              Cautionary Note Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to development funding expected to be received in connection with our joint venture. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Certain Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q.

         You should read these  statements  carefully  because  they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

          We cannot guarantee any future results, levels of activity, performance or achievements. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our expectations as of the date this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission and should not be relied upon as representing our expectation as of any other date. Subsequent events and developments will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so even if our expectations change.

                                  Diacrin, Inc.
                                 Balance Sheets
                                   (Unaudited)


                                                                          December 31,                March 31,
                                                                             2000                       2001
ASSETS
Current assets:
     Cash and cash equivalents                                      $     11,143,116            $     11,947,264
     Short-term investments                                               22,485,675                  23,866,506
     Interest receivable and other current assets                            780,406                     968,855
                                                                    ----------------            ----------------

         Total current assets                                             34,409,197                  36,782,625
                                                                    ----------------            ----------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                1,655,064                   1,658,914
     Furniture and office equipment                                          320,106                     320,106
     Leasehold improvements                                                   77,529                      77,529
                                                                    ----------------            ----------------
                                                                           2,052,699                   2,056,549
     Less- Accumulated depreciation and amortization                       1,651,618                   1,705,546
                                                                    ----------------            ----------------
                                                                             401,081                     351,003
                                                                    ----------------            ----------------

Long-term investments                                                     20,977,940                  17,469,872
Investment in joint venture                                                    4,785                  -
                                                                    ----------------             ---------------
     Total other assets                                                   20,982,725                  17,469,872
                                                                     ---------------             ---------------

Total assets                                                         $    55,793,003             $    54,603,500
                                                                     ===============             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                             $         130,000              $      130,000
     Accounts payable                                                        109,307                     100,756
     Accrued expenses                                                      1,323,786                   1,153,669
     Deferred revenue from joint venture                                    344,468                     177,395
                                                                   -----------------            ----------------
         Total current liabilities                                         1,907,561                   1,561,820
                                                                   -----------------            ----------------

Long-term debt, net of current portion                                       119,167                      86,667
                                                                   -----------------            ----------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; authorized-- 30,000,000
         shares; issued and outstanding--17,914,704 shares
         and 17,914,704 shares at December 31, 2000
         and March 31, 2001, respectively                                    179,147                     179,147
     Additional paid-in capital                                          101,373,922                 101,373,922
     Accumulated deficit                                                 (47,786,794)                (48,598,056)
                                                                    ----------------              --------------
              Total stockholders' equity                                  53,766,275                  52,955,013
                                                                    ----------------              --------------

Total liabilities and stockholders' equity                          $     55,793,003              $   54,603,500
                                                                    ================              ==============


    The accompanying notes are an integral part of these financial statements

                                  Diacrin, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                                       Three Months
                                                                      Ended March 31,
                                                                2000                   2001
                                                             ----------              -------

REVENUES:
   Research and development                               $    536,039           $    383,062
   Interest income                                             326,777                908,858
                                                            ----------             ----------
       Total revenues                                          862,816              1,291,920
                                                            ----------             ----------

OPERATING EXPENSES:
    Research and development                                 1,382,593              1,450,067
    General and administrative                                 366,473                425,502
    Interest expense                                             8,542                  5,183
                                                            ----------             ----------
       Total operating expenses                              1,757,608              1,880,752
                                                            ----------             ----------

EQUITY IN OPERATIONS OF JOINT VENTURE                         (354,186)              (222,430)
                                                            ----------             ----------

NET LOSS                                                $   (1,248,978)         $    (811,262)
                                                        ===============         ==============

BASIC AND DILUTED
     NET LOSS PER COMMON SHARE                             $     (.09)            $     (.05)
                                                          ===========             ===========

SHARES USED IN COMPUTING BASIC AND
     DILUTED NET LOSS PER COMMON SHARE                      14,543,177             17,914,704
                                                            ==========             ==========














    The accompanying notes are an integral part of these financial statement

                                  Diacrin, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                  2000              2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (1,248,978)       $ (811,262)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                           51,554            53,928
          Equity in operations of joint venture                                  354,186           222,430
    Changes in assets and liabilities-
       Interest receivable and other current assets                              (31,448)         (188,449)
       Accounts payable                                                           13,113            (8,551)
       Accrued expenses                                                           91,259          (157,462)
       Deferred revenue                                                          (54,795)         (167,073)
                                                                             -----------       -----------

              Net cash used in operating activities                             (825,109)       (1,056,439)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                              5,243,269        (1,380,831)
    Purchases of property and equipment, net                                     (31,855)           (3,850)
    Decrease in long-term investments                                          2,644,084         3,508,068
    Investment in joint venture                                                 (399,735)         (357,987)
    Return of capital for services provided on behalf of joint venture           189,421           127,687
                                                                             -----------       -----------

              Net cash provided by investing activities                        7,645,184         1,893,087
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                    37,113,621           -
    Principal payments on long-term debt                                         (38,650)          (32,500)
                                                                             -----------       -----------

              Net cash provided by (used in) financing activities             37,074,971           (32,500)
                                                                             -----------       -----------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                                      43,895,046           804,148

CASH AND CASH EQUIVALENTS, beginning of period                                 2,194,001        11,143,116
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                   $  46,089,047    $   11,947,264
                                                                           =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest during the period                                 $     8,542      $      5,183
                                                                             ===========      ============



    The accompanying notes are an integral part of these financial statement

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

         (a)      Joint Venture Agreement

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

     The detail of the Company's investment in the joint venture for the first quarter is as follows:

                                                        2001
                                                        ----

Balance, beginning of quarter                      $       4,785

Contributions to joint venture                           334,630
Return of capital                                       (127,687)
Funding of operations of joint venture                  (211,728)
                                                   -------------
Balance, end of quarter                            $        -
                                                   =============

                                  Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

         Contributions to the joint venture represent cash contributions. The return of capital represents cash payments made to the Company by the joint venture for research and development costs that are funded by the Company. Funding of operations of the joint venture represents costs incurred by Genzyme on behalf of the joint venture, which are funded by the Company.

         A summary of the revenue and expenses from the joint venture are as follows:

                                               Three months ended March 31,
                                                 2000               2001
                                                 ----               ----

Revenue recognized                             $536,039           $383,062
Research and development expense               $714,719           $510,749
Equity in operations of joint venture          $354,186           $222,430



         (b)      Net Loss per Common Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 4,043,247 and 1,260,247 at March 31, 2000 and 2001, respectively, because to include such shares would be antidilutive.

3.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents, short-term investments and long-term investments at December 31, 2000 and March 31, 2001 consisted of the following:

                                                                        December 31,           March 31,
                                                                           2000                   2001
                                                                           ----                   ----
Cash and cash equivalents-
 Cash                                                                          806                    807
 Corporate note                                                          1,006,519                  -
 Money market mutual fund                                               10,135,791             11,946,457
                                                                      ------------         --------------
                                                                      $ 11,143,116         $   11,947,264
                                                                      ============         ==============
Short-term investments-
 Corporate notes (remaining avg. mat. of 6 mos. at Mar. 31, 2001)     $ 22,485,675         $   23,866,506
                                                                      ============         ==============

Long-term investments-
 Corporate notes (remaining avg. mat. of 15 mos. at Mar. 31, 2001)    $ 20,977,940         $   17,469,872
                                                                      ============         ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, we have received funding from our joint venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At March 31, 2001, we had an accumulated deficit of $48.6 million.

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

         Through December 31, 1997, Genzyme made 100% of the total cash contributions to the joint venture. During the first quarter of 1998, we began making cash contributions to the joint venture equal to 25% of the joint venture's funding requirements. As of March 31, 2001, approximately $30.8 million had been contributed to the joint venture by Genzyme and approximately $6.9 million had been contributed by us.

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

Results of Operations

Three Months Ended March 31, 2001 Versus Three Months Ended March 31, 2000

                  Research and development revenues of approximately $383,000 for the three months ended March 31, 2001 and $536,000 for the three months ended March 31, 2000 were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture Products.

         Interest income was $909,000 and $327,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in interest income was due to greater cash balances available for investment in the current year period as a result of the Company's public stock offering completed in March 2000.

         Research and development expenses of $1.5 million and $1.4 million for the three months ended March 31, 2001 and 2000, respectively, remained relatively unchanged between the periods.

         General and administrative expenses of $426,000 and $366,000 for the three months ended March 31, 2001 and 2000, respectively, remained relatively unchanged between the periods.

         For the three months ended March 31, 2001 and 2000, the Company recorded an expense of $222,000 and $354,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. The decreased charge in the current year period was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the joint venture.

         The Company incurred a net loss of approximately $811,000 for the three months ended March 31, 2001 versus approximately $1.2 million for the three months ended March 31, 2000.

Liquidity and Capital Resources

         We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102 million and with the interest earned thereon. In addition, we have recorded approximately $14.9 million in revenue from our joint venture since it commenced on October 1, 1996. At March 31, 2001, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $53.3 million.

         We have purchased approximately $2.4 million of capital equipment since inception. In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (8.5% at March 31, 2001) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. At March 31, 2001 we had $216,667 outstanding under the borrowing. We had no material commitments for capital expenditures as of March 31, 2001.

         In accordance with the joint venture agreement, Genzyme agreed to make available to us an unsecured, subordinated line of credit of up to $10 million. We may draw on this facility only in the event that our cash and cash equivalents are insufficient to fund our budgeted operations for a specified period of time, and we may use the funds only to fund capital contributions to the joint venture. The facility would be available through the date five years after the date we first draw on the facility, and all outstanding principal and interest would be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other customary conditions. The aggregate amount of draws under the facility in any calendar year may not exceed $5 million. We have not made any draws on the facility as of March 31, 2001, and do not anticipate drawing on the facility in the foreseeable future.

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

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our expectations as of the date this Quarterly Report on Form 10-Q was first filed with the SEC. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See "Cautionary Note Regarding Forward-Looking Statements."

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

     The evaluation of the unblinded data from our recently completed Phase 2/3 clinical trial of NeuroCell-PD may not support further development

     In March 2001, we unblinded our Phase 2/3 clinical trial of NeuroCell-PD and announced a preliminary analysis of the results. We did not see a statistically significant difference between the treated patients and the patients in the control group and, therefore, did not meet the primary endpoint in the trial. While we are still evaluating the data from the this clinical trial, it is possible that further clinical development of NeuroCell-PD will not be supported by Genzyme, or that we may choose to discontinue development or modify the clinical trial protocols, which could result in the termination of or significant delay in the progress of the NeuroCell-PD development program.

     We are dependent on Genzyme Corporation to fund, develop and market our lead product candidate, NeuroCell-PD, and if our joint venture with Genzyme terminates, we may not be able to complete development or commercialization of NeuroCell-PD

     We have entered into a joint venture agreement with Genzyme relating to the development and commercialization of NeuroCell-PD, our most advanced product candidate. This agreement also covers our NeuroCell-HD product candidate. Under this agreement, Genzyme has agreed to provide significant funding toward the development and commercialization of these products and to market and sell the products on behalf of the joint venture. Genzyme has the right to terminate the agreement at any time upon 180 days notice to us. We cannot assure you that Genzyme will not terminate this agreement because of the results of the Phase 2/3 clinical trial or for any other reason. In addition, there can be no assurance that our economic and other interests will coincide with those of Genzyme during the term of the agreement. If Genzyme were to terminate this agreement, we:

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

     Xenotransplantation involves risks which have resulted in additional FDA oversight and which in the future may result in additional regulation

     Xenotransplantation poses a risk that viruses or other animal pathogens may be unintentionally transmitted to a human patient. The FDA requires us to perform tests to determine whether infectious agents, including PERV, are present in patients who have received porcine cells. While PERV has not been shown to cause any disease in pigs, it is not known what effect, if any, PERV may have on humans. We have performed tests on patients who have received our porcine cells. No PERV has been detected to date, but we cannot assure you that we will not detect PERV or another infectious agent in the future.

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

Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At March 31, 2001, we had an accumulated deficit of $48.6 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

     We expect to increase our spending significantly as we continue to expand our research and development programs, expand our clinical trials, apply for regulatory approvals and begin commercialization activities. In particular, we may devote significant economic resources to funding our joint venture with Genzyme and to its product development plans. Under the joint venture agreement, we are currently required to provide 25% of the funding required for the development and commercialization of NeuroCell-PD and NeuroCell-HD and in the future will be required to provide 50% of the required funding.

     We may require additional financing, which may be difficult to obtain and may dilute our ownership interest

     We will require substantial funds to conduct research and development, including clinical trials of our product candidates, and to manufacture and market any products that are approved for commercial sale. We believe that our existing funds, together with expected future funding under the joint venture agreement with Genzyme will be sufficient to fund our operating expenses and capital requirements as currently planned for the foreseeable future. However, our future capital requirements will depend on many factors, including the following:

     - the analysis of the data from the Phase 2/3 clinical trial of NeuroCell-PD which could result in the termination of our joint venture with Genzyme;

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

     Patents may not issue from any patent applications that we own or license. If patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States may be maintained in secrecy until patents issue, others may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) The Company did not sell any equity securities during the quarter ended March 31, 2001 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through March 31, 2001, the Company has used approximately $19,700,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $19,700,000 used, approximately $400,000 was used for the purchase of machinery and equipment; approximately $1,038,000 was used for repayment of indebtedness; and approximately $18,262,000 was used for working capital. The unused proceeds of approximately $1,212,000 are in temporary investments consisting of corporate notes and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibit is filed as part of this Quarterly Report on Form 10-Q

         Exhibit No.                Title

         10.1               -       Retention Plan

(b)      Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Diacrin, Inc.



April 18, 2001                                    /s/  Thomas H. Fraser
                                                  --------------------------
                                                       Thomas H. Fraser
                                                       President and
                                                       Chief Executive Officer



                                                  /s/  Kevin Kerrigan
                                                  -------------------------
                                                       Kevin Kerrigan
                                                       Controller





                       Exhibit Index

         Exhibit No.                 Title

         10.1                -       Retention Plan