Form 10-Q
period 2001-06-30
DIACRIN INC /DE/
filed 2001-08-13
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

    x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         As of August 13, 2001, 17,914,704 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index

                                                                            Page
PART I. -  FINANCIAL INFORMATION

Item 1.    Financial Statements

             Balance Sheets as of
             December 31, 2000 and June 30, 2001.............................  3

             Statements of Operations for each of the three and six month periods ended June 30, 2000 and 2001............................  4

             Statements of Cash Flows for each of the six month periods ended June 30, 2000 and 2001....................................  5

             Notes to Financial Statements...................................  6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  9

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk..................................................... 21

PART II. - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds......................... 22

Item 4.    Submission of Matters to a Vote of Security Holders............... 22

Item 6.    Exhibits and Reports on Form 8-K.................................. 22

SIGNATURES................................................................... 23

              Cautionary Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to development funding expected to be received in connection with our joint venture, the importance of cell transplantation and the availability of sufficient funds to continue our research and development efforts. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Certain Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Quarterly Report on Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

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

                                  Diacrin, Inc.
                                 Balance Sheets
                                   (Unaudited)


                                                                         December 31,                  June 30,
                                                                             2000                        2001
ASSETS
Current assets:
     Cash and cash equivalents                                      $     11,143,116             $     7,018,870
     Short-term investments                                               22,485,675                  37,728,080
     Interest receivable and other current assets                            780,406                     919,289
                                                                  ------------------          ------------------

         Total current assets                                             34,409,197                  45,666,239
                                                                    ----------------            ----------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                1,655,064                   1,656,043
     Furniture and office equipment                                          320,106                     323,641
     Leasehold improvements                                                   77,529                      77,529
                                                                 -------------------         -------------------
                                                                           2,052,699                   2,057,213
     Less- Accumulated depreciation and amortization                       1,651,618                   1,758,449
                                                                    ----------------           -----------------
                                                                             401,081                     298,764
                                                                   -----------------          ------------------

Long-term investments                                                     20,977,940                   7,588,925
Investment in joint venture                                                    4,785                      25,924
                                                                 -------------------           -----------------
     Total other assets                                                   20,982,725                   7,614,849
                                                                     ---------------             ---------------

Total assets                                                         $    55,793,003             $    53,579,852
                                                                     ===============             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                             $         130,000           $         130,000
     Accounts payable                                                        109,307                     191,312
     Accrued expenses                                                      1,323,786                   1,278,160
     Deferred revenue from joint venture                                     344,468                     305,002
                                                                  ------------------          ------------------
         Total current liabilities                                         1,907,561                   1,904,474
                                                                   -----------------           -----------------

Long-term debt, net of current portion                                       119,167                      54,167
                                                                  ------------------         -------------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; authorized-- 30,000,000
         shares; issued and outstanding--17,914,704 shares
         at December 31, 2000 and June 30, 2001                              179,147                     179,147
     Additional paid-in capital                                          101,373,922                 101,373,922
     Accumulated deficit                                                 (47,786,794)                (49,931,858)
                                                                    ----------------            ----------------
              Total stockholders' equity                                  53,766,275                  51,621,211
                                                                   -----------------            ----------------

Total liabilities and stockholders' equity                          $     55,793,003             $    53,579,852
                                                                    ================             ===============


    The accompanying notes are an integral part of these financial statements.

                                  Diacrin, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                            Three Months                       Six Months
                                                           Ended June 30,                     Ended June 30,
                                                      2000             2001               2000               2001
                                                   ----------       ---------          ---------          ---------
REVENUES:
   Research and development                    $      506,587    $     157,545       $  1,042,626       $   540,607
   Interest income                                    897,207          832,875          1,223,984         1,741,733
                                                   ----------       ----------          ---------         ---------

       Total revenues                               1,403,794          990,420          2,266,610         2,282,340
                                                   ----------       ----------          ---------         ---------

OPERATING EXPENSES:
    Research and development                        1,560,868        1,698,341          2,943,461         3,148,408
    General and administrative                        310,316          461,811            676,789           887,314
    Interest expense                                    8,155            3,859             16,697             9,043
                                                   ----------       ----------          ---------        ----------

       Total operating expenses                     1,879,339        2,164,011          3,636,947         4,044,765
                                                   ----------       ----------          ---------        ----------

EQUITY IN OPERATIONS
    OF JOINT VENTURE                                 (332,038)        (160,210)          (686,225)         (382,639)
                                                   ----------       ----------          ---------        ----------

NET LOSS                                           $ (807,583) $    (1,333,801)      $ (2,056,562)     $ (2,145,064)
                                                   =========== ================      =============     =============

BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                            $        (.05)    $        (.07)     $      (.13)       $     (.12)
                                                ==============    ===============    ============       ===========

SHARES USED IN COMPUTING BASIC
    AND DILUTED NET LOSS PER
    COMMON SHARE                                   17,907,890       17,914,704         16,225,528         17,914,704
                                                   ==========       ==========         ==========         ==========













    The accompanying notes are an integral part of these financial statements.

                                  Diacrin, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six Months
                                                                                       Ended June 30,
                                                                                 2000               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (2,056,562)     $ (2,145,064)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                          106,090           106,831
          Equity in operations of joint venture                                  686,225           382,639
    Changes in assets and liabilities-
       Interest receivable and other current assets                             (129,223)         (138,883)
       Accounts payable                                                            5,967            82,005
       Accrued expenses                                                         (219,180)           95,591
       Deferred revenue                                                         (422,800)          (39,466)
                                                                             -----------       -----------

              Net cash used in operating activities                           (2,029,483)       (1,656,347)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                              3,507,207       (15,242,405)
    Purchases of property and equipment, net                                     (79,112)           (4,514)
    (Increase) decrease in long-term investments                             (13,755,768)       13,389,015
    Investment in joint venture                                                 (789,645)         (597,510)
    Return of capital for services provided on behalf of joint venture           347,542            52,515
                                                                             -----------       -----------

              Net cash used in investing activities                          (10,769,776)       (2,402,899)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                    37,137,247           -
    Principal payments on long-term debt                                         (77,525)          (65,000)
                                                                             -----------       -----------

              Net cash provided by (used in) financing activities             37,059,722           (65,000)
                                                                             -----------       -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                      24,260,463        (4,124,246)

CASH AND CASH EQUIVALENTS, beginning of period                                 2,194,001        11,143,116
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                   $  26,454,464    $    7,018,870
                                                                           =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest during the period                                 $    16,697      $      9,043
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

         The detail of the Company's investment in the Joint Venture for the six months ended June 30, 2001 is as follows:

                                                          2001

Balance, December 31, 2000                         $            4,785

Contributions to joint venture                                691,841
Return of capital                                            (180,202)
Funding of operations of joint venture                       (490,500)
                                                   --------------------
Balance, June 30, 2001                             $           25,924
                                                   ====================

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

         A summary of the revenue and expenses from the joint venture are as follows:

                                              Six months ended June 30,
                                             2000                  2001

Revenue recognized                         $1,042,626            $540,067
Research and development expense           $1,390,168            $720,089
Equity in operations of joint venture        $686,225            $382,639



         (b)      Net Loss per Common Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 4,038,047 and 1,258,247 at June 30, 2000 and 2001, respectively, because to include such shares would be antidilutive.

         (c)      New Accounting Standards

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations and SFAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

         Also in June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not expect adoption of this Statement to have a material impact on the Company's financial statements.

                                 Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


3.       Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Cash equivalents, short-term investments and long-term investments have maturities of less than ninety days, less than one year and greater than one year, respectively. Cash equivalents, short-term investments and long-term investments at December 31, 2000 and June 30, 2001 consisted of the following:

                                                                                December 31,             June 30,
Cash and cash equivalents-
    Cash                                                                        $         806       $            809
    Corporate note                                                                  1,006,519                     -
    Money market mutual fund                                                       10,135,791              7,018,061
                                                                                -------------       ----------------
                                                                                $  11,143,116       $      7,018,870
                                                                                =============       ================
Short-term investments-
    Corporate notes (remaining avg. mat. of 5 mos. at June 30, 2001)               22,485,675             35,486,835
    Commercial paper (remaining mat. of 1 month at June 30, 2001)                      -                   2,241,245
                                                                                -------------       ----------------
                                                                                $  22,485,675       $     37,728,080
                                                                                =============       ================
Long-term investments-
    Corporate notes (remaining avg. mat. of 14 mos. at June 30, 2001)           $  20,977,940       $      7,588,925
                                                                                =============       ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, we have received funding from our joint venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At June 30, 2001, we had an accumulated deficit of $49.9 million.

         In September 1996, we formed a joint venture with Genzyme to develop and commercialize NeuroCell(TM)-PD and NeuroCell(TM)-HD. Under the joint venture agreement, Genzyme agreed to fund 100% of the first $10 million of development and commercialization costs incurred after October 1, 1996, 75% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million. After Genzyme funds the first $10 million, we are responsible for funding 25% of the next $40 million and 50% of all development and commercialization costs in excess of $50 million.

         Through December 31, 1997, Genzyme made 100% of the total cash contributions to the joint venture. During the first quarter of 1998, we began making cash contributions to the joint venture equal to 25% of the Joint Venture's funding requirements. As of June 30, 2001, Genzyme had contributed approximately $31.8 million to the joint venture and we had contributed approximately $7.2 million.

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

Results of Operations

Three Months Ended June 30, 2001 Versus Three Months Ended June 30, 2000

                  Research and development revenues of approximately $158,000 for the three months ended June 30, 2001 and $507,000 for the three months ended June 30, 2000 were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture Products.

         Interest income was $833,000 and $897,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in interest income was due to lower average cash balances available for investment in the current year period.

         Research and development expenses were $1.7 million and $1.6 million for the three months ended June 30, 2001 and 2000, respectively. The increase in research and development expenses is primarily due to an increase in costs associated with sponsoring and managing the Company's clinical trials.

         General and administrative expenses were $462,000 and $310,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in general and administrative expenses is primarily due to an increase in professional fees incurred as the Company evaluated strategic relationships.

         For the three months ended June 30, 2001 and 2000, the Company recorded an expense of $160,000 and $332,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. The decreased charge in the current year period was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the Joint Venture.

         The Company incurred a net loss of approximately $1.3 million for the three months ended June 30, 2001 versus approximately $808,000 for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Versus Six Months Ended June 30, 2000

     Research and development revenues were approximately $541,000 for the six months ended June 30, 2001 versus $1.0 million for the six months ended June 30, 2000 and were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture Products.

         Interest income was $1.7 million and $1.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase in interest income was due to greater average cash balances available for investment in the current year period as a result of the Company's public stock offering completed in March 2000.

         Research and development expenses were $3.1 million for the six months ended June 30, 2001 and $2.9 million for the six months ended June 30, 2000. The increase in research and development costs is primarily due to an increase in costs associated with sponsoring and managing the Company's clinical trials.

         General and administrative expenses were $887,000 and $677,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in general and administrative expenses is primarily due to an increase in professional fees incurred as the Company evaluated strategic relationsips.

         For the six months ended June 30, 2001 and 2000, the Company recorded an expense of $383,000 and $686,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. The decreased charge in the current year period was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the Joint Venture

         The Company incurred a net loss of approximately $2.1 million for the six months ended June 30, 2001 and for the six months ended June 30, 2000.

Liquidity and Capital Resources

         We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102 million and with the interest earned thereon. In addition, we have recorded approximately $15.0 million in revenue from our joint venture since it commenced on October 1, 1996. At June 30, 2001, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $52.3 million.

         We have purchased approximately $2.4 million of capital equipment since inception. In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (7.25% at June 30, 2001) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. At June 30, 2001, we had $184,167 outstanding under the borrowing. We had no material commitments for capital expenditures as of June 30, 2001.

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

     The evaluation of the unblinded data from our recently completed Phase 2/3 clinical trial of NeuroCell-PD may not support further development

     In March 2001, we unblinded our Phase 2/3 clinical trial of NeuroCell-PD and announced a preliminary analysis of the results. We did not see a statistically significant difference between the treated patients and the patients in the control group and, therefore, did not meet the primary endpoint in the trial. While we are still evaluating the data from this clinical trial, it is possible that further clinical development of NeuroCell-PD will not be supported by Genzyme, or that we may choose to discontinue development or modify the clinical trial protocols, which could result in the termination of or significant delay in the progress of the NeuroCell-PD development program.

     We are dependent on Genzyme Corporation to fund, develop and market NeuroCell-PD, and if our joint venture with Genzyme terminates, we may not be able to complete development or commercialization of NeuroCell-PD

     We have entered into a joint venture agreement with Genzyme relating to the development and commercialization of NeuroCell-PD to treat Parkinson's disease. This agreement also covers our NeuroCell-HD product candidate. Under this agreement, Genzyme has agreed to provide significant funding toward the development and commercialization of these products and to market and sell the products on behalf of the joint venture. Genzyme has the right to terminate the agreement at any time upon 180 days notice to us. We cannot assure you that Genzyme will not terminate this agreement because of the results of the Phase 2/3 clinical trial or for any other reason. In addition, there can be no assurance that our economic and other interests will coincide with those of Genzyme during the term of the agreement. If Genzyme were to terminate this agreement, we:

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

     Xenotransplantation involves risks which have resulted in additional FDA oversight and which in the future may result in additional regulation

     Xenotransplantation poses a risk that viruses or other animal pathogens may be unintentionally transmitted to a human patient. The FDA requires us to perform tests to determine whether infectious agents, including porcine endogenous retroviruses, referred to as PERV, are present in patients who have received porcine cells. While PERV has not been shown to cause any disease in pigs, it is not known what effect, if any, PERV may have on humans. We have performed tests on patients who have received our porcine cells. No PERV has been detected to date, but we cannot assure you that we will not detect PERV or another infectious agent in the future.

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

     The submission of an investigational new drug application, or IND, may not result in FDA authorization to commence clinical trials. If clinical trials begin, we may not complete testing successfully within any specific time period, if at all, with respect to any of our product candidates. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to unacceptable health risks. Clinical trials, if completed, may not show any potential product to be safe or effective. Thus, the FDA and other regulatory authorities may not approve any of our product candidates for any disease indication.

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

Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At June 30, 2001, we had an accumulated deficit of $49.9 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

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

     We are the only manufacturers of our product candidates. For the next several years, we expect that we will conduct all of our manufacturing in our facility in Charlestown, Massachusetts. If this facility or the equipment in this facility is significantly damaged or destroyed, we will not be able to quickly or inexpensively replace our manufacturing capacity.

     We have no experience manufacturing our product candidates in the volumes that will be necessary to support large clinical trials or commercial sales. Our present manufacturing process may not meet our initial expectations as to scheduling, reproducibility, yield, purity, cost, potency or quality.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) The Company did not sell any equity securities during the quarter ended June 30, 2001 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: Through June 30, 2001, the Company has used approximately $20,818,000 of the total net proceeds from its initial public offering of $20,911,755. Of the $20,818,000 used, approximately $400,000 was used for the purchase of machinery and equipment; approximately $1,070,000 was used for repayment of indebtedness; and approximately $19,348,000 was used for working capital. The unused proceeds of approximately $94,000 are in temporary investments consisting of corporate notes and a money market mutual fund. All proceeds used or invested were direct or indirect payments to others.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on July 31, 2001, the following proposals were adopted by the vote specified below:

         Proposal                             For               Against

1.   Election of Directors:

         Thomas H. Fraser                 15,338,310             144,353
         Zola P. Horovitz                 15,438,310              44,353
         John W. Littlechild              15,438,310              44,353
         Stelios Papadopoulos             15,438,310              44,353
         Joshua Ruch                      15,438,310              44,353
         Henri Termeer                    12,449,845           3,032,818

                                                 For       Against   Abstain

2.    To ratify the  selection of Arthur
      Andersen LLP as the  Company's
      Independent auditors for fiscal 2001:  15,463,485     17,428     1,750

Item 6.  Exhibits and Reports on Form 8-K

(b)      Reports on Form 8-K

         On June 29, 2001, the Company furnished a Current Report on Form 8-K under Item 9 furnishing a copy of the Letter to Shareholders being mailed to all shareholders as part of the Company's Annual Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Diacrin, Inc.



August 13, 2001                                    /s/  Thomas H. Fraser
                                                 --------------------------
                                                        Thomas H. Fraser
                                                        President and
                                                        Chief Executive Officer



                                                   /s/  Kevin Kerrigan
                                                 -------------------------
                                                        Kevin Kerrigan
                                                        Controller