Form 10-Q
period 2001-09-30
DIACRIN INC /DE/
filed 2001-11-13
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

    x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---                        EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     As of November 12, 2001, 17,914,704 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index

                                                                            Page
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

           Balance Sheets as of
           December 31, 2000 and September 30, 2001.........................  3

           Statements of Operations for each of the three and nine month periods ended September 30, 2000 and 2001........................  4

           Statements of Cash Flows for each of the nine month periods ended September 30, 2000 and 2001................................  5

           Notes to Financial Statements....................................  6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  9

Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk..................................................... 21

PART II. - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds........................ 22

SIGNATURES.................................................................. 23

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

                                                                 Diacrin, Inc.
                                                                 Balance Sheets
                                                                  (Unaudited)


                                                                        December 31,              September 30,
                                                                             2000                       2001

ASSETS
Current assets:
     Cash and cash equivalents                                      $     11,143,116             $    20,679,661
     Short-term investments                                               22,485,675                  27,426,651
     Interest receivable and other current assets                            780,406                     721,982
                                                                  ------------------          ------------------

         Total current assets                                             34,409,197                  48,828,294
                                                                    ----------------            ----------------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                                1,655,064                   1,656,043
     Furniture and office equipment                                          320,106                     323,965
     Leasehold improvements                                                   77,529                      77,529
                                                                 -------------------         -------------------
                                                                           2,052,699                   2,057,537
     Less- Accumulated depreciation and amortization                       1,651,618                   1,810,699
                                                                    ----------------           -----------------
                                                                             401,081                     246,838
                                                                   -----------------          ------------------

Long-term investments                                                     20,977,940                   2,603,053
Investment in joint venture                                                    4,785                     179,289
                                                                 -------------------            ----------------
     Total other assets                                                   20,982,725                   2,782,342
                                                                     ---------------             ---------------

Total assets                                                         $    55,793,003             $    51,857,474
                                                                     ===============             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                             $         130,000           $         130,000
     Accounts payable                                                        109,307                      93,494
     Accrued expenses                                                      1,323,786                     953,027
     Deferred revenue from joint venture                                     344,468                     212,741
                                                                  ------------------          ------------------
         Total current liabilities                                         1,907,561                   1,389,262
                                                                   -----------------           -----------------

Long-term debt, net of current portion                                       119,167                      21,667
                                                                  ------------------         -------------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
         5,000,000 shares; none issued and outstanding                        -                           -
     Common stock, $.01 par value; authorized-- 30,000,000
         shares; issued and outstanding--17,914,704 shares
         at December 31, 2000 and September 30, 2001                         179,147                     179,147
     Additional paid-in capital                                          101,373,922                 101,373,922
     Accumulated deficit                                                 (47,786,794)                (51,106,524)
                                                                    ----------------            ----------------
              Total stockholders' equity                                  53,766,275                  50,446,545
                                                                   -----------------            ----------------

Total liabilities and stockholders' equity                          $     55,793,003             $    51,857,474
                                                                    ================             ===============


                 The accompanying notes are an integral part of
                          these financial statements.

                                  Diacrin, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months                        Nine Months
                                                       Ended September 30,                  Ended September 30,
                                                      2000             2001               2000              2001
                                                  ----------        ---------           -------           --------

REVENUES:
   Research and development                    $      594,131   $       69,197       $  1,636,757       $   609,804
   Investment income                                  948,873          839,676          2,172,857         2,581,409
                                                   ----------       ----------          ---------         ---------

       Total revenues                               1,543,004          908,873          3,809,614         3,191,213
                                                   ----------       ----------          ---------         ---------

OPERATING EXPENSES:
    Research and development                        1,652,491        1,587,628          4,595,952         4,736,036
    General and administrative                        346,905          381,886          1,023,694         1,269,199
    Interest expense                                    6,563            2,912             23,260            11,955
                                                   ----------       ----------          ---------        ----------

       Total operating expenses                     2,005,959        1,972,426          5,642,906         6,017,190
                                                   ----------       ----------          ---------        ----------

EQUITY IN OPERATIONS
    OF JOINT VENTURE                                 (357,500)        (111,113)        (1,043,725)         (493,753)
                                                   ----------       ----------          ---------        ----------

NET LOSS                                           $ (820,455)    $ (1,174,666)      $ (2,877,017)     $ (3,319,730)
                                                   ===========    ============       =============     =============

BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                               $     (.05)    $        (.07)     $        (.17)     $      (.19)
                                                  ============    =============      =============      =============

SHARES USED IN COMPUTING BASIC
    AND DILUTED NET LOSS PER
    COMMON SHARE                                   17,909,132       17,914,704           16,790,826         17,914,704
                                                   ==========       ==========          ===========         ==========













                 The accompanying notes are an integral part of
                          these financial statements.

                                  Diacrin, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months
                                                                                  Ended September 30,
                                                                                 2000             2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (2,877,017)     $ (3,319,730)
    Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                          160,043           159,081
          Equity in operations of joint venture                                1,043,725           493,753
    Changes in assets and liabilities-
       Interest receivable and other current assets                             (348,417)           58,424
       Accounts payable                                                          (40,101)          (15,813)
       Accrued expenses                                                          (64,698)         (182,207)
       Deferred revenue                                                         (176,875)         (131,727)
                                                                             -----------       -----------

              Net cash used in operating activities                           (2,303,340)       (2,938,219)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                        (6,330,713)       (4,940,976)
    Purchases of property and equipment, net                                     (79,112)           (4,838)
    (Increase) decrease in long-term investments                              (8,854,138)       18,374,887
    Investment in joint venture                                               (1,501,243)       (1,060,077)
    Return of capital for services provided on behalf of joint venture           545,583           203,268
                                                                             -----------       -----------

              Net cash (used in) provided by investing activities            (16,219,623)       12,572,264
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                    37,151,466           -
    Principal payments on long-term debt                                        (110,850)          (97,500)
                                                                             -----------       -----------

              Net cash provided by (used in) financing activities             37,040,616           (97,500)
                                                                             -----------       -----------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                                      18,517,653         9,536,545

CASH AND CASH EQUIVALENTS, beginning of period                                 2,194,001        11,143,116
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                   $  20,711,654     $  20,679,661
                                                                           =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest during the period                                 $    23,260       $    11,955
                                                                             ===========       ===========


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

         The detail of the Company's investment in the Joint Venture for the nine months ended September 30, 2001 is as follows:

                                                           2001

Balance, December 31, 2000                             $      4,785
                                                       ------------
Contributions to joint venture                            1,036,719
Return of capital                                          (203,268)
Funding of operations of joint venture                     (658,947)
                                                       ------------
Balance, September 30, 2001                            $    179,289
                                                       ============

                                  Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

         Contributions to the Joint Venture represent cash contributions. The return of capital represents cash payments made to the Company by the Joint Venture for research and development costs that are funded by the Company. Equity in operations of joint venture represents costs incurred by Genzyme on behalf of the Joint Venture, which are funded by the Company.

         A summary of the revenue and expenses from the Joint Venture are as follows:

                                            Nine months ended September 30,
                                                2000              2001

Revenue recognized                            $1,636,757         $609,804

Research and development expense              $2,182,343         $813,072
Equity in operations of joint venture         $1,043,725         $493,753



         (b)      Net Loss per Common Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 4,036,001 and 1,286,497 at September 30, 2000 and 2001, respectively, because to include such shares would be antidilutive.

         (c)      New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

         Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The adoption of this Statement does not have a material impact on the Company's financial statements.

                                  Diacrin, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has determined that the adoption of this Statement will not have an impact on its financial statements.

3.       Cash, Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Cash equivalents, short-term investments and long-term investments have maturities of less than ninety days, less than one year and greater than one year, respectively. Cash, cash equivalents, short-term investments and long-term investments at December 31, 2000 and September 30, 2001 consisted of the following:

                                                                         December 31,           September 30,

Cash and cash equivalents-
 Cash                                                                  $          806          $         847
 Corporate note                                                             1,006,519                     -
 Money market mutual fund                                                  10,135,791             20,678,814
                                                                       --------------          -------------
                                                                       $   11,143,116          $  20,679,661
                                                                       ==============          =============

Short-term investments-
 Corporate notes (remaining avg. mat. of 6 mos. at Sept. 30, 2001)         22,485,675             27,180,114
 Commercial paper (remaining mat. of 5 months at Sept. 30, 2001)                  -                  246,537
                                                                       --------------          -------------
                                                                       $   22,485,675          $  27,426,651
                                                                       ==============          =============

Long-term investments-
 Corporate notes (remaining mat. of 17 mos. at Sept. 30, 2001)         $   20,977,940          $   2,603,053
                                                                       ==============          =============


         During the quarter ended September 30, 2001 the Company sold two of its held-to-maturity investments due to significant evidence of deterioration in the issuer's creditworthiness. The cost of the two investments was approximately $5.5 million and the sale resulted in a realized gain of approximately $96,000, which is included in Investment Income on the statement of operations for the current period. This sale represents a change in circumstance as defined in SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and does not taint the remaining portfolio of the Company's held-to-maturity investments as the Company continues with the intent and ability to hold its investments to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, commencing October 1, 1996, we have received funding from our joint venture with Genzyme in support of the NeuroCell(TM)-PD and NeuroCell(TM)-HD product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At September 30, 2001, we had an accumulated deficit of $51.1 million.

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

         Through December 31, 1997, Genzyme made 100% of the total cash contributions to the Joint Venture. During the first quarter of 1998, we began making cash contributions to the Joint Venture equal to 25% of the Joint Venture's funding requirements. As of September 30, 2001, Genzyme had contributed approximately $33.0 million to the Joint Venture and we had contributed approximately $7.6 million.

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

Results of Operations

Three Months Ended September 30, 2001 Versus Three Months Ended September 30,
2000

     Research and development revenues of approximately $69,000 for the three months ended September 30, 2001 and $594,000 for the three months ended September 30, 2000 were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture Products.

     Investment income was $840,000 and $949,000 for the three months ended September 30, 2001 and 2000, respectively. Included in investment income for the current year period was a realized gain on the sale of investments of approximately $96,000. The decrease in investment income was due to lower average cash balances available for investment in the current year period and a reduction in the average return on investment.

         Research and development expenses were $1.6 million and $1.7 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in research and development expenses is primarily due to a decrease in contract research costs.

     General and administrative expenses of $382,000 and $347,000 for the three months ended September 30, 2001 and 2000, respectively, remained relatively unchanged.

     For the three months ended September 30, 2001 and 2000, we recorded an expense of $111,000 and $358,000, respectively, related to our equity in operations of the joint venture. This expense related to funds contributed by us to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. The decreased charge in the current year period was primarily due to a decrease in clinical and regulatory activity performed by Genzyme on behalf of the Joint Venture.

     We incurred a net loss of approximately $1.2 million for the three months ended September 30, 2001 versus approximately $820,000 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Versus Nine Months Ended September 30, 2000

                  Research and development revenues were approximately $610,000 for the nine months ended September 30, 2001 versus $1.6 million for the nine months ended September 30, 2000 and were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture Products.

         Investment income was $2.6 million and $2.2 million for the nine months ended September 30, 2001 and 2000, respectively. Included in investment income for the current year period was a realized gain on the sale of investments of approximately $96,000. The increase in investment income was primarily due to greater average cash balances available for investment in the current year period as a result of the Company's public stock offering completed in March 2000.

         Research and development expenses were $4.7 million for the nine months ended September 30, 2001 and $4.6 million for the nine months ended September 30, 2000. The increase in research and development costs is primarily due to an increase in costs associated with sponsoring and managing the Company's clinical trials.

         General and administrative expenses were $1.3 million and $1.0 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in general and administrative expenses is primarily due to an increase in professional fees incurred as the Company evaluated strategic relationsips.

     For the nine months ended September 30, 2001 and 2000, we recorded an expense of $494,000 and $1.0 million, respectively, related to our equity in operations of the joint venture. This expense related to funds contributed by us to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. The decreased charge in the current year period was primarily due to a decrease in clinical and regulatory activity performed by Genzyme on behalf of the Joint Venture.

     We incurred a net loss of approximately $3.3 million for the nine months ended September 30, 2001 versus approximately $2.9 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

         We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102 million and with the interest earned thereon. In addition, we have recorded approximately $15.1 million in revenue from our joint venture since it commenced on October 1, 1996. At September 30, 2001, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $50.7 million.

         In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (6.5% at September 30, 2001) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. At September 30, 2001, we had $151,667 outstanding under the borrowing. We had no material commitments for capital expenditures as of September 30, 2001.

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

Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At September 30, 2001, we had an accumulated deficit of $51.1 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

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

     The types of situations in which we may become involved in patent litigation or other intellectual property proceedings include:

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

     If we breach any of the agreements under which we license technology from others we could lose license rights that are important to our business

     We are a party to technology in-licenses that are important to our business and expect to enter into additional licenses in the future. In particular, our immunomodulation technology and some of our product candidates are covered by patents licensed from Massachusetts General Hospital. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. If we fail to comply with these requirements, the licensor will have the right to terminate the license.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) The Company did not sell any equity securities during the quarter ended September 30, 2001 that were not registered under the Securities Act.

         (d) The following information updates and supplements the information regarding use of proceeds originally filed by Diacrin on Form SR for the period ended May 12, 1996, as amended to date and relates to securities sold by the Company pursuant to the Registration Statement on Form S-2 (Registration No:
33-80773) which was declared effective on February 12, 1996: The Company has used all of the net proceeds from its initial public offering of $20,911,755. Approximately $400,000 was used for the purchase of machinery and equipment; approximately $1,103,000 was used for repayment of indebtedness; and approximately $19,409,000 was used for working capital. All proceeds used or invested were direct or indirect payments to others.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DIACRIN, INC.



November 13, 2001                         By:     /s/  Thomas H. Fraser
                                                  ------------------------
                                                       Thomas H. Fraser
                                                       President and
                                                       Chief Executive Officer


                                          By:     /s/  Kevin Kerrigan
                                                  ------------------------
                                                       Kevin Kerrigan
                                                       Controller