Form 10-K
period 2001-12-31
DIACRIN INC /DE/
filed 2002-03-28
CIK 887137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on March 15, 2002) was $22,056,383.

         As of March 15, 2002, 17,937,204 shares of the registrant's Common Stock were outstanding.

              Cautionary Note Regarding Forward-Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to planned timetables for the initiation and completion of various clinical trials, development funding expected to be received in connection with our joint venture and the expected sources of porcine cells used in our products. All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Certain Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K.

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

                                       PART I

Item 1.  Business

Overview

     We are developing cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our products under development include:

- Porcine spinal cord cells for spinal cord injury
- Porcine neural cells for stroke
- Porcine neural cells for focal epilepsy
- Porcine neural cells for chronic intractable pain
- NeuroCell-PD for Parkinson's disease
- Human liver cells for cirrhosis
- Porcine liver cells for acute liver failure
- Human muscle cells for cardiac disease

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

     After   receiving   clearance   from  the  United   States  Food  and  Drug
Administration, commonly referred to as the FDA, to conduct the first ever clinical trial of transplanted porcine neural cells in humans, we completed a three-year, twelve-patient, Phase 1 clinical trial to evaluate NeuroCell-PD for the treatment of Parkinson's disease in 1999. Based on encouraging results from this Phase 1 clinical trial, we initiated an 18-patient, pivotal, randomized, double-blinded, placebo-controlled Phase 2 clinical trial of NeuroCell-PD in 1998. In March 2001, the trial was unblinded and we announced a preliminary analysis of the results. We did not see a statistically significant difference between the treated patients and the patients in the control group and, therefore, did not meet the primary endpoint in the trial. Development of NeuroCell-PD is currently suspended while we gather and evaluate additional data.

     We are currently evaluating six other product candidates in Phase 1 clinical trials. These include porcine spinal cord cells for spinal cord injury, fetal porcine neural cells for stroke recovery, fetal porcine neural cells for the treatment of focal epilepsy, human liver cells for cirrhosis, porcine liver cells for acute liver failure, and human muscle cells for cardiac disease. We have also received FDA clearance to initiate a Phase 1 clinical trial to evaluate fetal porcine neural cells for chronic intractable pain.

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

     Each step of our production process has been designed based on FDA guidelines and is controlled in order to obtain cells suitable for human transplantation. We have developed procedures to screen pigs for infectious agents and then quarantine qualified donor pigs at our biomedical animal facilities. We harvest cells of appropriate age and type under current good manufacturing procedures, commonly referred to as cGMP, at our facility in Charlestown, Massachusetts.

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

     In connection with Phase 1 clinical trials, six Parkinson's disease patients, six Huntington's disease patients, three focal epilepsy patients, five stroke patients and five spinal cord injury patients have been transplanted with antibody-pretreated porcine neural cells, using no immunosuppressive drugs. Preliminary indications from the Phase 1 NeuroCell-PD clinical trial suggest that the improvement in Parkinson's disease symptoms that has occurred in patients transplanted with antibody-treated NeuroCell-PD is comparable to the improvement shown in patients transplanted with NeuroCell-PD with immunosuppressive drugs.

Product Development Programs

     We are developing products to address human diseases characterized by cell dysfunction or cell death which represent a broad-based application of our technologies for cell production and transplantation. Our research and development expenses were $6.4 million, $6.0 million and $5.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The following table summarizes our product development programs in cell transplantation and each product's stage of development:

                            Diacrin Product Development Programs

                                                U.S. Targeted Patient
Product Candidate          Disease Indication        Population          Status


Porcine spinal cord cells  Spinal cord injury         200,000            Phase 1

Porcine neural cells       Stroke                   3,100,000            Phase 1

Porcine neural cells       Focal epilepsy             200,000            Phase 1

Porcine neural cells       Chronic intractable pain 2,100,000        IND cleared

NeuroCell-PD               Parkinson's disease        130,000            Phase 2
                                                                    (development
                                                                      suspended)

Human liver cells          Cirrhosis                1,100,000            Phase 1

Porcine liver cells        Acute liver failure         45,000            Phase 1

Human muscle cells         Cardiac disease            200,000            Phase 1


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

     We have initiated a six-patient, Phase 1 clinical trial at Albany Medical Center in Albany, New York and at Washington University Medical Center in St. Louis. As of March 15, 2002, we had treated five patients in this trial. We hope to determine from this trial whether porcine fetal spinal cord cells transplanted into the damaged spinal cord region will engraft and repair the damage, leading to improved mobility and function.

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

     We initiated a six-patient, Phase 1 clinical trial using porcine fetal neural cells in stroke patients in Boston, Massachusetts at Beth Israel Deaconess Medical Center and Brigham and Women's Hospital. In April 2000, this Phase 1 clinical trial was suspended by the FDA to allow investigation of the cause of two serious adverse events. At the time the trial was suspended we had treated 5 patients. Both patients who suffered adverse events have recovered from their adverse event. We have reviewed the scientific and clinical information relating to these adverse events and concluded that they were most likely associated with the surgical procedure used to implant the cells. This conclusion has been supported by an independent group of experts convened by Diacrin. We are now working with the FDA to obtain clearance to continue recruiting patients in this trial, which we expect will occur in the first half of 2002.

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

     We have initiated a six-patient, Phase 1 clinical trial of porcine fetal neural cells at Beth Israel Deaconess Medical Center and Brigham and Women's Hospital in Boston, SUNY Health Science Center in Syracuse, New York and Emory University in Atlanta, Georgia. As of March 15, 2002, we had treated three patients in this trial.

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

     We intend to use porcine fetal neural cells to alleviate chronic pain by repopulating inhibitory neural cells to recover appropriate neurotransmission in the spinal cord. We have demonstrated in animal studies a favorable safety profile and survival of porcine fetal inhibitory neural cells transplanted into the dorsal horn of the spinal cord. Our Investigational New Drug Application, commonly referred to as IND, has been cleared by the FDA and we plan to initiate a six-patient, Phase 1 clinical trial in 2002 at New England Medical Center in Boston, Washington University Medical Center in St. Louis, Missouri and University of Washington in Seattle, Washington.

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

          In 1996, we formed Diacrin/Genzyme LLC with Genzyme, a joint venture to develop and commercialize NeuroCell-PD and a previously suspended product candidate, NeuroCell-HD. We refer to NeuroCell-PD and NeuroCell-HD as the joint venture's product candidates. In 1999, our joint venture with Genzyme completed accrual of patients in an 18-patient pivotal, randomized, double-blinded, placebo-controlled Phase 2 clinical trial involving the transplantation of NeuroCell-PD in conjunction with cyclosporine immunosuppression versus a control group. Each of the treated patients in this trial received approximately 48 million cells transplanted bilaterally (both sides of the brain). In March 2001, the trial was unblinded and we announced a preliminary analysis of the results. We did not see a statistically significant difference between the treated patients and the patients in the control group and, therefore, did not meet the primary endpoint in the trial. Development is currently suspended while we gather and evaluate additional clinical data.

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

     We have initiated a six-patient, Phase 1 clinical trial of human liver cell transplantation for the treatment of cirrhosis in patients that have been listed for organ transplantation but are likely to wait at least one year before receiving a transplant. We believe these patients may benefit from the growth of transplanted liver cells in their liver or spleen leading to an increase in liver function. In addition, expansion of the cells may allow sufficient improvement to render a liver transplant unnecessary, unlike the case with ELAD which are used only as a bridge to transplantation. As part of the clinical trial, conventional immunosuppression will be compared to the use of our immunomodulation technology to determine whether graft protection is achieved by this technique. We are conducting this study in collaboration with Massachusetts General Hospital, New England Medical Center and at the University of Nebraska Medical Center in Omaha, Nebraska.

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

     We have initiated a six-patient, Phase 1 clinical trial and as of March 15, 2002 one patient has been treated. We are currently recruiting patients for this clinical trial which is being conducted at Massachusetts General Hospital, New England Medical Center and University of Nebraska Medical Center.

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

     We are currently conducting two Phase 1 clinical trials treating patients with damaged heart muscle. One clinical trial is treating patients at the same time they receive a ventricular assist device (VAD) while the other is treating patients as they undergo coronary bypass surgery (CABG). The VAD is implanted in patients in order to maintain heart function while they wait for a donor heart to become available. Our clinical trial involves implantation of 300 million myoblasts in six patients. After the patient is transplanted with a new heart, we are able to histologically examine the old heart. Preliminary results from one heart showed that cells survive and new blood vessel formation was stimulated. The clinical trial involving CABG patients is a 12-patient dose escalation trial, with safety being evaluated at doses ranging from 10 million to 300 million cells. It is planned that all patients will be enrolled in this trial by mid-2002.

         Our clinical trials are being conducted at six medical centers, including Temple University Hospital in Philadelphia, Pennsylvania, the University of Michigan in Ann Arbor, Michigan, the UCLA Medical Center in Los Angeles, California, The Cleveland Clinic in Cleveland, Ohio, the Arizona Heart Institute in Phoenix, Arizona and Ohio State University in Columbus, Ohio. As of March 15, 2002, we had treated 13 patients in these clinical trials.

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

Patents and Licenses

     We intend to aggressively seek patent protection for any products we develop. We also intend to seek patent protection or rely upon trade secrets to protect certain of our technologies which will be used in discovering and evaluating new products. We have 16 issued U.S. patents and 20 patent applications pending with the United States Patent and Trademark Office. We have also filed foreign counterparts in the European Union and other selected countries. These applications seek composition-of-matter and use protection for the various products we have in development.

     Massachusetts General Hospital has been awarded two patents in the United States covering the basic immunomodulation technology we use. Foreign counterparts of these patents have been filed in the European Union and other selected countries. Under an agreement with MGH, we have an exclusive, worldwide license to the technology and the inventions described in the patents, and all foreign counterparts, including any continuations, reissues or substitutions as well as any patents and equivalents which may mature from such patents, subject to the payment of royalties. Unless sooner terminated, our rights will continue, on a country by country basis, until the last patent expires. We or MGH may terminate the agreement, upon notice, in the event the other party defaults in its material obligations and has failed to cure this default within 60 days of receipt of written notice of the default.

     To protect our trade secrets and other proprietary information,  we require
all  employees,   consultants,   advisors  and   collaborators   to  enter  into
confidentiality agreements with us.

Sales and Marketing

     We have not yet developed sales and marketing capabilities for our product candidates. We may form strategic alliances with established pharmaceutical or biotechnology companies in order to finance the development of certain of our products and, assuming successful development, to market such products. These alliances may enable us to expand or accelerate our product development efforts and also may provide us with access to established marketing organizations. Alternatively, we may decide to market some of our products on our own.

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

     Preclinical testing is generally conducted in the laboratory on animals to evaluate the potential efficacy and the safety of a product. In the United States, the results of these studies are submitted to the FDA as part of an IND application, which must receive FDA clearance before human clinical testing can begin. Clinical trials are typically conducted in three phases which may overlap. Generally, in Phase 1, clinical trials are conducted with a small number of human subjects to determine the early safety profile. In Phase 2, clinical trials are conducted with groups of patients afflicted with the specific disease in order to determine preliminary efficacy, optimal treatment regimens and expanded evidence of safety. Where a product candidate is found to have an effect at an optimal dose and to have an acceptable safety profile in Phase 2, larger scale, multi-center, randomized and blinded Phase 3 clinical trials are conducted with patients afflicted with the target disease to further test for safety, to further evaluate clinical effectiveness and to obtain additional information for labeling. In addition, the FDA may request post-marketing (Phase 4) monitoring of the approved product, during which clinical data are collected on selected groups of patients to monitor longer-term safety.

     Upon completion of Phase 3, for products regulated by the FDA's Center for Biologic Evaluation and Research, commonly referred to as CBER, the results of preclinical and clinical testing are submitted to the FDA in the form of a Biologics License Application, commonly referred to as BLA, for approval to manufacture and commence commercial sales. In responding to these applications, the FDA may grant marketing approval, request additional information or deny the application if it determined that the application does not satisfy the agency's regulatory approval criteria. We expect that CBER will regulate all of our product candidates.

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

     We have assigned to our joint venture with Genzyme the orphan drug designation we received from the FDA for the joint venture's product candidates. Our porcine fetal spinal cord cells for spinal cord injury product is also targeted to a population of less than 200,000 and, therefore, we will pursue orphan drug designation for this product candidate.

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

Employees

     As of March 15, 2002, we had 30 full-time employees, 23 of whom were engaged in research, development, clinical and quality assurance/quality control activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Item 2.   Properties

     We lease a facility which contains approximately 25,000 square feet of space in Charlestown, Massachusetts. The current lease has a five-year term ending in 2006, providing for a base rental rate of approximately $75,000 per month, plus applicable property taxes and insurance. We have the right to extend the lease an additional five years commencing in 2006. Our facilities are equipped with laboratory and cell culture capabilities sufficient to satisfy our research and development requirements for the foreseeable future and cell isolation capabilities sufficient to satisfy the clinical production requirements of several of our product candidates. To the extent that additional similar facilities may be required, we will be required to secure additional facilities or seek outside contractors to provide such capabilities.

Item 3.   Legal Proceedings

     We are currently not a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2001.

Executive Officers of the Registrant

         The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company:

Name                                Age              Position

Thomas H. Fraser, Ph.D.             54   President and Chief Executive Officer;
                                         Director

E. Michael Egan                     48   Chief Operating Officer

Kevin Kerrigan                      31   Controller

Jonathan H. Dinsmore, Ph.D.         40   Senior Director of Cell Transplantation

Roger J. Gay, Ph.D.                 48   Senior Director of Process Development

Abdellah Sentissi, Ph.D.            52   Senior Director of Quality Control
                                         and Quality

Douglas B. Jacoby, Ph.D.            41   Director of Research

Zola P. Horovitz, Ph.D. (1)         67   Director

John W. Littlechild (2)             50   Director

Stelios Papadopoulos, Ph.D.(1)(2)   53   Director

Joshua Ruch (1)                     52   Director

Henri A. Termeer (2)                55   Director

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

     E. Michael Egan was promoted to Chief Operating Officer in January 2001. Prior to that, Mr. Egan had served as our Senior Vice President, Corporate Development, since 1993. Mr. Egan joined us from Repligen, where he was employed from 1983 to 1993, and since 1989 had been Vice President of Business Development. He was also a member of the Board of Directors of Repligen Clinical Partners, L.P., and the Secretary/Treasurer of Repligen Sandoz Research Corporation. Mr. Egan's previous positions at Repligen include Director of Business Development and Manager of Business Development. Prior to joining Repligen in 1983, Mr. Egan was a laboratory supervisor at Dana-Farber Cancer Institute, Division of Medicine. He received a B.S. in biology from Boston College and a Certificate of Special Studies in Administration and Management from Harvard University in 1986.

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

     Zola P. Horovitz, Ph.D., has served as a Director of Diacrin since 1994. Dr. Horovitz was Vice President, Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group from 1991 until 1994 and was Vice President, Licensing from 1989 to 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research, most recently as Vice President, Research Planning. Dr. Horovitz is also a director of Avigen, Inc., BioCryst Pharmaceuticals, Genaera Pharmaceuticals,
 Paligent, Synaptic Pharmaceuticals, Inc. and Palatin Technologies. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

     John W. Littlechild has been a Director of Diacrin since 1992. Mr. Littlechild is associated with several venture capital partnerships managed by HealthCare Ventures LLC, including HealthCare Ventures II, L.P., HealthCare Ventures III, L.P., and HealthCare Ventures IV, L.P. Mr. Littlechild currently serves as Vice Chairman of HealthCare Ventures LLC. From 1984 to 1991, Mr. Littlechild was a Senior Vice President of Advent International Corporation, a venture capital company in Boston and London. Prior to working at Advent in Boston, Mr. Littlechild was involved in establishing Advent in the United Kingdom. From 1980 to 1982, Mr. Littlechild served as Assistant Vice President for Citicorp Venture Corporation, a venture capital company, in London, prior to which he worked with ICI Ltd., an agro-chemical company, and Rank Xerox, an office equipment company, in marketing and financial management. Mr. Littlechild holds a B.Sc. (1st class honors) from the University of Manchester and an MBA from Manchester Business School. Mr. Littlechild serves on the board of directors of various health care and biotechnology companies, including Dyax, a biotechnology company, and Orthofix International N.V., a medical device company. Mr. Littlechild also serves on several Boards for the Harvard Medical School including the Executive Committee of the Board of Fellows, the Science and Technology Committee, and is Chairman of the Microbiology Department Advisory Board. He is also a member of the Board of Visitors of the Beth Israel Deaconess Center for Research and Education.

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

     Joshua Ruch has been a Director of Diacrin since March 1998. Mr. Ruch is the Chairman and Chief Executive Officer of Rho Capital Partners, Inc., an international investment management firm which he co-founded in 1981. Prior to founding Rho, Mr. Ruch was employed in investment banking at Salomon Brothers and Bache Halsey Stuart, Inc. Mr. Ruch received a B.S. degree in electrical engineering from the Israel Institute of Technology (Technion) and an MBA from the Harvard Business School. Mr. Ruch also serves on the board of directors of 3-Dimensional Pharmaceuticals, Inc. as well as several private companies in the technology sector.

     Henri A. Termeer has been a Director of Diacrin since December 1996. Mr. Termeer has served as President and Director of Genzyme Corporation, a biopharmaceutical company, since 1983, as Chief Executive Officer since 1985 and as Chairman of the Board since 1988. For ten years prior to joining Genzyme, Mr. Termeer held various management positions at Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer also serves on the boards of directors of Abiomed, Inc., AutoImmune, Inc., Genzyme Transgenics Corporation and is a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

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
                                              Research Center, Massachusetts
                                              General Hospital; Paul S. Russell/
                                              Warner-Lambert Professor of
                                              Surgery(Immunology), Harvard
                                              Medical School

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

         Our common stock is traded on the NASDAQ National Market under the symbol DCRN. The following table sets forth for the periods indicated the high and low sale prices for the common stock during 2000 and 2001 as reported on the Nasdaq National Market:



                                       High                           Low

         Fiscal Year 2000

         First Quarter                19.6875                         5.7500

         Second Quarter               13.5000                         6.3125

         Third Quarter                 9.6250                         6.2500

         Fourth Quarter                7.6250                         3.8750

         Fiscal Year 2001

         First Quarter                 6.5000                         1.1250

         Second Quarter                2.9700                         1.0500

         Third Quarter                 2.2000                         1.5000

         Fourth Quarter                2.1500                         1.5000


     As of March 15, 2002 there were approximately 105 record holders of our common stock and approximately 3,500 beneficial owners of our common stock.

     We have never declared or paid cash dividends on our capital stock. We intend to retain earnings, if any, for use in our business and do not anticipate declaring or paying any cash dividends in the foreseeable future.

     We did not sell any equity securities during the quarter ended December 31, 2001 that were not registered under the Securities Act.

Item 6. Selected Financial Data

         The selected financial data set forth below as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 are derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 1997, 1998 and 1999 and for the years ended December 31, 1997 and 1998 are derived from our financial statements which have been audited by Arthur Andersen LLP and are not included herein. The data set forth below should be read in conjunction with our financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.



                                                      Year Ended December 31,
                                      -------------------------------------------------------
                                      1997         1998        1999        2000          2001
                                      ----         ----        ----        ----          ----

Statement of Operations Data:                 (in thousands, except share and per share data)
REVENUES:
 Research and development           $ 4,763      $ 3,623     $ 2,971     $ 2,082       $   737
 Investment income                    1,302        1,576       1,323       3,125         3,150
                                    -------      -------     -------      ------       -------

  Total revenues                      6,065        5,199       4,294       5,207         3,887
                                    -------      -------     -------      ------       -------

OPERATING EXPENSES:
 Research and development              6,863       7,372       5,921       5,997         6,350
 General and administrative            1,460       1,484       1,398       1,348         1,624
 Interest expense                         93          89          47          30            14
                                    --------      ------     -------      ------       -------
  Total operating expenses             8,416       8,945       7,366       7,375         7,988
                                    --------      ------     -------      ------       -------

Equity in operations of joint venture    -        (1,084)     (1,688)     (1,369)         (547)
                                    --------     -------     -------     -------       -------
  Net loss                          $ (2,351)    $(4,830)    $(4,760)    $(3,537)      $(4,648)
                                    ========     =======     =======     ========      ========

Net loss per common share:
  Basic and diluted                 $   (.18)    $  (.34)    $  (.33)    $  (.21)      $ (.26)
                                    =========    =======     ========    ========      =======

Weighted average shares outstanding(1):
  Basic and diluted                13,235,286  14,156,179   14,364,154   17,073,194   17,914,889
                                   ==========  ==========   ==========   ==========   ==========



                                                             At December 31,
                                      --------------------------------------------------------
Balance Sheet Data:                      1997        1998      1999        2000          2001
                                         ----        ----      ----        ----          ----

Cash, cash equivalents and investments $ 21,347   $ 26,270    $ 21,420    $ 54,607    $ 49,727
Working capital                           9,551     21,812      17,133      32,502      41,078
Total assets                             22,780     27,484      22,366      55,793      50,681
Long-term debt                              672        392         249         119         -
Stockholders' equity                     20,204     24,845      20,145      53,766      49,146


---------------------------------------
(1)   Computed as described in Note 2 (d)  of Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, since October 1, 1996, we have received funding from our joint venture with Genzyme in support of the joint venture's product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At December 31, 2001, we had an accumulated deficit of $52.4 million.

     In 1996, we formed a joint venture with Genzyme to develop and commercialize the joint venture's product candidates. We are currently responsible for funding 25% of the development and commercialization costs of the joint venture and will share all costs in excess of $50 million equally with Genzyme. As of December 31, 2001, approximately $33.0 million had been contributed to the joint venture by Genzyme and approximately $7.6 million had been contributed by us. Genzyme's President and Chief Executive Officer is a director of the Company.

Critical Accounting Policies

     Our significant accounting policies are discussed in Note 2 of our audited financial statements which are included in this Form 10-K. We believe our most critical accounting policies are those that dictate how we recognize revenue and expense related to the joint venture's activity. We record as research and development expense all costs related to the joint venture's product candidates incurred by us on behalf of the joint venture. We then recognize research and development revenue equal to the amount of reimbursement received by us from the joint venture out of funds contributed by Genzyme. We do not recognize research and development revenue for amounts we receive from the joint venture out of funds contributed by us. As Genzyme incurs costs on behalf of the joint venture that we are obligated to fund, we recognize an expense in our statement of operations captioned "Equity in operations of joint venture."

Results of Operations

Year Ended December 31, 2001 Versus Year Ended December 31, 2000

     Research and development revenues were approximately $737,000 for the year ended December 31, 2001 and $2.1 million for the year ended December 31, 2000. Revenues for both years were comprised entirely of revenue from the joint venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to our joint venture with Genzyme.

     Investment income of $3.1 million for the years ended December 31, 2001 and 2000 remained relatively unchanged. We expect our investment income in 2002 will decrease due to a drop in interest rates.

     Research and development expenses were $6.4 million for the year ended December 31, 2001 versus $6.0 million for the year ended December 31, 2000. The increase in research and development expenses was primarily due to an increase in the costs associated with sponsoring and managing our clinical trials.

     General and administrative expenses were $1.6 million for the year ended December 31, 2001 versus $1.3 million for the year ended December 31, 2000. The increase in general and administrative expenses was primarily due to an increase in personnel costs related to an executive retention plan and an increase in professional fees incurred as we evaluated strategic relationships.

     Interest expense was $14,000 for the year ended December 31, 2001 and $30,000 for the year ended December 31, 2000. The decrease in 2001 was due to the scheduled pay down of lease and loan debt outstanding.

     For the year ended December 31, 2001, we recorded a $547,000 charge related to our equity in the operations of the joint venture compared to a $1.4 million charge for the year ended December 31, 2000. This expense related to funds contributed by us to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The decreased charge in 2001 was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the joint venture.

     We incurred a net loss of approximately $4.6 million for the year ended December 31, 2001 versus a net loss of approximately $3.5 million for the year ended December 31, 2000.

Year Ended December 31, 2000 Versus Year Ended December 31, 1999

     Research and development revenues were approximately $2.1 million for the year ended December 31, 2000 and $3.0 million for the year ended December 31, 1999. Revenues for both years were comprised entirely of revenue from the joint venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to our joint venture with Genzyme. The joint venture completed accruing patients into its Phase 2 clinical trial for NeuroCell-PD in 1999.

     Investment income was $3.1 million for the year ended December 31, 2000 versus $1.3 million for the year ended December 31, 1999. The increase in 2000 was due to greater cash balances available for investment in 2001 as a result of our public stock offering completed in March 2000.

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

     For the year ended December 31, 2000, we recorded a $1.4 million charge related to our equity in the operations of the joint venture compared to a $1.7 million charge for the year ended December 31, 1999. This expense related to funds contributed by us to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The decreased charge in 2000 was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the joint venture as the joint venture completed recruiting patients into it Phase 2 clinical trial in 1999.

     We incurred a net loss of approximately $3.5 million for the year ended December 31, 2000 versus a net loss of approximately $4.8 million for the year ended December 31, 1999.

Liquidity and Capital Resources

     We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102.0 million and with interest earned thereon. In addition, we have recorded approximately $15.2 million in revenue from our joint venture since it commenced on October 1, 1996. At December 31, 2001, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $49.7 million.

     Net cash used in operating activities was $3.9 million for the year ended December 31, 2001, $2.5 million for the year ended December 31, 2000 and $2.9 million for the year ended December 31, 1999. Cash used in operations for the years ended December 31, 2001, 2000 and 1999 was primarily attributable to our net loss, offset in part by our equity in operations of the joint venture.

     Net cash provided by investing activities was $1.4 million for the year ended December 31, 2001. Net cash used in investing activities was $25.6 million for the year ended December 31, 2000. Net cash provided by investing activities was $344,000 for the year ended December 31, 1999. Net cash provided by investing activities for the year ended December 31, 2001, was primarily attributable to a decrease in long-term investments offset by an increase in short-term investments. Net cash used in investing activities for the year ended December 31, 2000, was primarily attributable to an increase in short-term investments and long-term investments. The increase in investments was due to our public offering of Common Stock in March 2000. Net cash provided by investing activities for the year ended December 31, 1999 was primarily attributable to a decrease in short-term investments and the return of capital for services provided on behalf of our joint venture, offset in part by our investment in our joint venture.

     Net cash used in financing activities was $102,000 for the year ended December 31, 2001. Net cash provided by financing activities was $37.0 million for the year ended December 31, 2000. Net cash used in financing activities was $220,000 for the year ended December 31, 1999. Net cash used in financing activities for the year ended December 31, 2001 was primarily attributable to principal payments made towards long-term debt. Net cash provided by financing activities for the year ended December 31, 2000 was primarily attributable to net proceeds from the sale of common stock in a public offering in March 2000. Net cash used in financing activities for the year ended December 31, 1999 was primarily attributable to principal payments made towards long-term debt.

     In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (5.25% at December 31, 2001) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. As of December 31, 2001, we owed $119,000 under this term loan. We had no material commitments for capital expenditures as of December 31, 2001. In October 2000, we exercised the first of two options we have to extend the lease of a facility an additonal five years. During the extension period, which began in October 2001, we will pay annual rent of approximately $898,000.

     We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements as currently planned for the foreseeable future. However, our cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, any termination of the joint venture, relationships with future strategic partners, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved products and other factors.

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

Diacrin/Genzyme LLC Financial Statements

     For the year ended December 31, 2000, our equity in operations of the joint venture exceeded 20% of our net loss. Accordingly, pursuant to the rules of the Securities and Exchange Commission, our prior year Annual Report on Form 10-K included separate audited financial statements for the joint venture. For the year ended December 31, 2001, our equity in operations of the joint venture did not exceed 20% of our net loss. As a result, the current year financial information with respect to the joint venture presented in this Annual Report on Form 10-K is unaudited.

Recently Issued Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations. This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. In addition, it requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. This statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of January 1, 2002 and, based on current circumstances, we do not expect the adoption of the statement will have a material impact on our financial statements.

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. The forward-looking statements contained in this Annual Report on Form 10-K represent our expectations as of March 28, 2002, the date our Annual Report on Form 10-K was filed with the SEC. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See "Cautionary Note Regarding Forward-Looking Statements."

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

     The evaluation of the unblinded data from our Phase 2 clinical trial of NeuroCell-PD may not support further development

     In March 2001, we unblinded our Phase 2 clinical trial of NeuroCell-PD and announced a preliminary analysis of the results. We did not see a statistically significant difference between the treated patients and the patients in the control group and, therefore, did not meet the primary endpoint in the trial. While we are still evaluating the data from this clinical trial, it is possible that further clinical development of NeuroCell-PD by the joint venture will not be supported by Genzyme, or that we may choose to discontinue development or modify the clinical trial protocols, which could result in the termination of or significant delay in the progress of the NeuroCell-PD development program or the termination of the joint venture.

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

Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At December 31, 2001, we had an accumulated deficit of $52.4 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

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

     We may require additional financing, which may be difficult to obtain and may dilute your ownership interest

     We will require substantial funds to conduct research and development, including clinical trials of our product candidates, and to manufacture and market any products that are approved for commercial sale. Our future capital requirements will depend on many factors, including the following:

     - the analysis of the data from the Phase 2 clinical trial of NeuroCell-PD which could result in the termination of our joint venture with Genzyme;

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

     Before we can begin commercially manufacturing our product candidates, we must obtain regulatory approval of our manufacturing facility and process. Manufacturing of our product candidates must comply with cGMP, and foreign regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and foreign regulatory requirements, we will be obligated to expend time, money and effort on production, recordkeeping and quality control to ensure that our product candidates meet applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our product candidates.

     We are the only manufacturers of our product candidates. For the next several years, we expect that we will conduct all of our manufacturing in our facility in Charlestown, Massachusetts. If this facility or the equipment in this facility is significantly damaged or destroyed, we will not be able to replace quickly or inexpensively our manufacturing capacity.

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

     We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs or otherwise to protect us against potential product liability claims

     We may be subjected to product liability claims that are inherent in the testing, manufacturing, marketing and sale of human health care products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. Although we maintain limited product liability insurance coverage for the clinical trials of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that our present insurance levels and any insurance we subsequently obtain will not provide adequate coverage against all potential claims.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. For example, if the interest rate on our interest bearing investments were to change 1%, investment income would have hypothetically increased or decreased by approximately $520,000 in 2001. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our response to such hypothetical conditions.

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


                              PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding our executive officers and directors is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required to furnish us with copies of all Section 16(a) forms that they file.

         Based solely on our review of the copies of such reports received or written representations that no other reports were required, we believe that, except as follows, during the fiscal year ended December 31, 2001, our officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to such individuals. A Form 5, Annual Statement of Changes in Beneficial Ownership, for Mr. Littlechild reporting a stock option grant was inadvertently filed late.

Item 11. Executive Compensation

         Summary Compensation Table. The following table sets forth certain information with respect to the annual and long-term compensation for each of the last three fiscal years of each of our executive officers:


                                 Annual Compensation         Long-Term      All Other
                                                           Compensation   Compensation(3)
                                                              Awards
                                                            Securities
   Name and                                                 Underlying
Principal Position      Year    Salary($)(1) Bonus($)(2)    Options(#)
-------------------     ----    ------------ ----------     ----------     --------
Thomas H. Fraser         2001   $ 275,000     $ 137,500          -          $5,250
 President and Chief     2000     270,000        25,000       25,000         2,625
 Executive Officer       1999     260,000        40,000       25,000           -

E. Michael Egan          2001   $ 220,000     $ 110,000          -          $5,250
 Chief Operating Officer 2000     200,000        20,000       20,000         2,625
                         1999     190,000        30,000       20,000           -

Kevin Kerrigan           2001   $  93,500     $  46,750          -          $2,805
 Controller              2000      85,000         8,000       10,000         1,275
                         1999      75,000         8,000       10,000           -


-------------------------------
(1) Amounts shown include cash compensation earned and received by the Named Officers as well as amounts earned but deferred at the election of these officers to our 401(k) Plan.

(2) Amounts in this column represent bonuses paid or accrued under a retention or bonus plan.

(3) Represents matching contributions under our 401(k) Plan.


Aggregated Option Exercises and Year-End Option Table. The following table sets forth certain information regarding aggregate option exercises during the fiscal year ended December 31, 2001 and the number and value of unexercised stock options held as of December 31, 2001 by the Named Officers:

                                                          Number of
                                                    Securities Underlying   Value of Unexercised In-
                                                    Unexercised Options at    the-Money Options at
                                                     Fiscal Year-End(#)       Fiscal Year-End($)(2)
                                                        -------------            -------------
                  Shares Acquired  Value Realized        Exercisable/             Exercisable/
    Name           on Exercise(#)      ($)(1)           Unexercisable            Unexercisable
    ----          ---------------  --------------       -------------            -------------
Thomas H. Fraser      22,500         $13,500            162,500/37,500             $11,250/  -
E. Michael Egan          -               -              182,495/30,000             $44,373/  -
Kevin Kerrigan           -               -               17,000/15,000                 -  /  -


---------------------
(1) Represents the difference between the exercise price and the value of our common stock on the date of exercise.

(2) Based on the value of our common stock on December 31, 2001 ($1.85 per share), the last trading day of 2001, less the applicable option exercise price.

Director Compensation

         Dr. Horovitz receives $2,000 plus expenses per board meeting he attends plus an additional $4,000 annually for consulting work performed on our behalf. No other directors receive any cash compensation for services on the board of directors.

         On June 11, 2001, all non-employee directors were granted an option to purchase 6,000 shares of common stock under our 1997 Stock Option Plan at an exercise price of $2.00 per share. The options may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter.

Employment Agreements

         We entered into a letter agreement with Dr. Fraser dated February 6, 1990, providing for an annual salary plus bonus as determined by our board of directors. We have agreed with Dr. Fraser to continue to pay his then current salary for a period of six months if we terminate his employment without cause. Dr. Fraser has also agreed not to compete with us for one year following termination of his employment. At our election, this non-competition provision can be extended for an additional two-year period upon the payment of additional consideration.

Compensation Committee Interlocks and Insider Participation

         Mr. Termeer serves on our Compensation Committee. In September 1996, we formed a joint venture with Genzyme Corporation to develop and commercialize two product candidates. Under the terms of the joint venture agreement which became effective on October 1, 1996, Genzyme agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the two products. All costs incurred in excess of $50 million are to be shared equally between us and Genzyme in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties. Mr. Termeer, a member of our board of directors, is President, Chief Executive Officer and Chairman of the Board of Genzyme. We have recorded approximately $15.2 million in revenue from the joint venture since it commenced, $737,290 of which the Company recognized during 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership of our common stock as of February 28, 2002 by:

     - each person who is known to beneficially own more than 5% of our common stock;

     - each of our directors;

     - each of our executive officers; and

     - all of our executive officers and directors as a group.

         Unless otherwise noted, each person or group has sole voting and investment power of the shares listed. The inclusion of any shares listed below as beneficially owned does not constitute an admission of beneficial ownership of those shares.

         The "Options" column reflects shares of our common stock subject to options which are exercisable within 60 days after February 28, 2002. The shares of our common stock which are subject to options are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. As of February 28, 2002, there were 17,937,204 shares of our common stock outstanding.

                                             Number of Shares
                                            Beneficially Owned     Percentage of
                                            -------------------     Common Stock
 Name and Address                           Shares       Options     Outstanding
------------------                          ------       -------     -----------

  HealthCare Ventures II, L.P. (1).........3,196,385        --          17.8%
  HealthCare Ventures III, L.P. (1)..........994,078        --           5.5
  HealthCare Ventures IV, L.P. (1)...........291,922        --           1.6
  State of Wisconsin Investment Board (2)..2,658,200        --          14.8
  Rho Management Trust II (3)..............1,592,887        --           8.9
  Hudson Trust (4).........................1,342,680        --           7.5
  Thomas H. Fraser, Ph.D.....................505,988     162,500         3.7
  Zola P. Horovitz, Ph.D. .....................4,000      19,500          *
  John W. Littlechild (1)..................4,482,385      19,500        25.1
  Stelios Papadopoulos, Ph.D.................200,000      19,500         1.2
  Joshua Ruch (5)..........................1,759,587      19,500         9.9
  Henri A. Termeer.............................7,750      49,000          *
  E. Michael Egan..............................4,169     182,495         1.0
  Kevin Kerrigan................................--        17,000          *

  All directors and executive officers as a
  group (8 persons) .......................6,963,879     488,995        40.4

------------------------------

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

(2) The address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707.

(3) Rho Capital Partners, Inc. ("Rho") may be deemed the beneficial owner of these shares pursuant to an investment advisory agreement that confers voting and investment control over such shares to Rho. The address of Rho Management Trust II is c/o Rho Capital Partners, Inc., 152 West 57th Street, New York, New York 10019.

(4) The address of Hudson Trust is c/o Summit Asset Management Co., Inc., 47 Hulfish Street, Suite 420, Princeton, New Jersey 08542.

(5) Mr. Ruch is a controlling person of Rho and as such may be deemed the beneficial owner of the shares held by Rho Management Trust II. In addition, Mr. Ruch exercises investment and voting authority over 166,700 shares directly for his own account, for the account of family members or for the account of other clients of Rho or its affiliates.

Item 13. Certain Relationships and Related Transactions

         HCVII, HCVIII and HCVIV owned 17.8%, 5.5% and 1.6% or our outstanding capital stock as of February 28, 2002, respectively. HCVII, HCVIII and HCVIV are limited partnerships which were formed to provide capital to companies in the health care fields. HCPII, HCPIII and HCPIV are limited partnerships which serve as general partner of HCVII, HCVIII and HCVIV, respectively. John Littlechild, a member of our board of directors, is a general partner of HCPII, HCPIII and HCPIV and Vice Chairman of Healthcare Ventures LLC, the management company for HCVII, HCVIII and HCVIV. Mr. Littlechild is an officer of HealthCare Ventures LLC. See "Security Ownership of Certain Beneficial Owners and Management."

         Rho Management Trust II, which owned 8.9% of our outstanding capital stock as of February 28, 2002, also holds approximately 18.9% and 54.3% of the outstanding limited partnership interests of HCVII and HCVIV, respectively. An affiliate of Rho is also a limited partner of HCPII, HCPIII and HCPIV. Joshua Ruch, a member of our board of directors, is a controlling person of Rho. See "Security Ownership of Certain Beneficial Owners and Management."

         Hudson Trust, which owned 7.5% of our outstanding capital stock as of February 28, 2002, also holds approximately 6.0% and 11.9% of the outstanding limited partnership interests of HCVII and HCVIV, respectively. Hudson is also a limited partner of HCPII. See "Security Ownership of Certain Beneficial Owners and Management."

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

       (a) (1)  Index to Financial Statements

      The following Financial Statements are included in this Annual Report on Form 10-K.


      Financial Statements:                                                     Page



  (a.) Diacrin, Inc.
1.        Report of Independent Public Accountants                               F-1

2.        Balance Sheets as of December 31, 2000 and 2001                        F-2

3.        Statements of Operations for each of the three years in the period
          ended December 31, 2001                                                F-3

4.        Statements of Stockholders' Equity (Deficit) for each of the three
          years in the period ended December 31, 2001                            F-4

5.        Statements of Cash Flow for each of the three years in the period
          ended December 31, 2001                                                F-5

6.        Notes to Financial Statements                                          F-6

  (b.) Diacrin/Genzyme LLC (A Development Stage Enterprise)

1.        Report of Independent Public Accountants                               F-18

2.        Balance Sheets as of December 31, 2000 and 2001                        F-19

3.        Statements of Operations for the years ended December 31, 2000 and
          2001 and for the period from October 1, 1996 (date of inception)
          to December 31, 2001                                                   F-20

4.        Statements of Cash Flows for the years ended December  31, 2000 and
          2001 and for the period from October 1, 1996 (date of inception)
          to December 31, 2001                                                   F-21

5.        Statements of Change in Venturers' Capital (Deficit) for the period
          from October 1, 1996 (date of inception) to December 31, 2001          F-22

6.        Notes to Financial Statements                                          F-23


(2)      Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:


Exhibit No.                        Title                                           Page
----------                         -----                                           ----

  3.1    - Amended and Restated Certificate of Incorporation of Diacrin as
           amended to date                                                          (5)

  3.2    - Amended and Restated By-laws of Diacrin                                  (4)

+10.1    - Employment Agreement dated February 6, 1990 by and between Diacrin
           and Dr. Thomas H. Fraser                                                 (2)

 10.2    - Rights Agreement dated July 29, 1991 by and among Diacrin and the
           holders of the preferred stock as amended on September 27, 1991          (2)

 10.2(a) - Consent and Agreement to Amend dated April 26, 1995 by and among
           Diacrin and certain investors named therein                              (1)

 10.2(b) - Consent and Agreement to Amend dated as of January 4, 1996 by and
           among Diacrin and certain investors named therein                        (4)

+10.3    - 1990 Stock Option Plan, as amended                                       (3)

 10.4    - Sublease dated January 24, 1991 by and among Diacrin and Building 79
           Associated Limited Partnership and Building 96 Associates Limited
           Partnership                                                              (2)

+10.5    - 1994 Directors' Stock Option Plan, as amended                            (7)

 10.6    - Registration Rights Agreements dated May 31, 1995 by and among
           Diacrin and the investors listed on Schedules I and II attached
           thereto                                                                  (1)

 10.6(a) - Amendment No. 1 to Registration Rights Agreement dated as of January
           4, 1996 by and among Diacrin and certain investors named therein         (4)

 10.7    - Collaboration Agreement among Diacrin, Inc., Genzyme Corporation and
           Diacrin/Genzyme LLC dated as of October 1, 1996                          (6)

 10.8    - Operating Agreement of Diacrin/Genzyme LLC                               (6)




Exhibit No.                        Title                                           Page
----------                         -----                                           ----
+10.9     - 1997 Stock Option Plan                                                  (8)

 10.10    - $650,000 Promissory Note dated November 25, 1997 made by Diacrin to
            the order of Fleet National Bank                                        (9)

 10.10(a) - Letter Agreement dated November 25, 1997 by and between Diacrin and
            Fleet National Bank                                                     (9)

 21       - Subsidiaries                                                             *

 23.1     - Consent of Arthur Andersen LLP                                           *

 23.2     - Consent of PricewaterhouseCoopers LLP                                    *

 99       - Letter to Commission Pursuant to Temporary Note 3T                       *
-----------------------------


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

Date:  March 28, 2002

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                 Date                               Title


/s/ Thomas H. Fraser      March 28, 2002            President, Chief Executive
---------------------                               Officer and Director
Thomas H. Fraser                                   (Principal Executive Officer)


/s/ Kevin Kerrigan        March 28, 2002            Controller
---------------------                              (Principal Financial and
Kevin Kerrigan                                      Accounting Officer)


/s/ Zola P. Horovitz      March 28, 2002            Director
---------------------
Zola P. Horovitz


                                                    Director
---------------------
John W. Littlechild


/s/ Stelios Papadopoulos March 28, 2002             Director
---------------------
Stelios Papadopoulos


/s/ Henri A. Termeer     March 28, 2002             Director
---------------------
Henri A. Termeer


/s/ Joshua Ruch          March 28, 2002             Director
---------------------
Joshua Ruch

                    Report of Independent Public Accountants

To the Board of Directors of
Diacrin, Inc.:

         We have audited the accompanying balance sheets of Diacrin, Inc. (a Delaware corporation) as of December 31, 2000 and 2001 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Diacrin, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diacrin, Inc. as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




/s/  Arthur Andersen LLP

Boston, Massachusetts
February 21, 2002



                                                    DIACRIN, INC.
                                                   Balance Sheets

                                                                      At December 31,
                                                               ---------------------------
                                                                 2000                2001
                                                                 ----                ----
ASSETS
Current assets:
 Cash and cash equivalents                                  $ 11,143,116         $  8,534,426
 Short-term investments                                       22,485,675           33,410,736
 Interest receivable and other current assets                    780,406              668,020
                                                            ------------          -----------
  Total current assets                                        34,409,197           42,613,182
                                                            ------------          -----------
Property and equipment, at cost:
 Laboratory and manufacturing equipment                        1,655,064            1,660,963
 Furniture and office equipment                                  320,106              324,913
 Leasehold improvements                                           77,529               77,529
                                                             -----------          -----------
                                                               2,052,699            2,063,405
  Less - Accumulated depreciation and amortization             1,651,618            1,861,110
                                                             -----------          -----------
                                                                 401,081              202,295
                                                             -----------          -----------

Long-term investments                                         20,977,940            7,782,035
Investment in joint venture                                        4,785               83,984
                                                             -----------          -----------
  Total other assets                                          20,982,725            7,866,019
                                                             -----------          -----------


Total assets                                                $ 55,793,003         $ 50,681,496
                                                             ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                          $    130,000          $   119,167
 Accounts payable                                                109,307              117,663
 Accrued expenses                                              1,323,786            1,269,278
 Deferred revenue from joint venture                             344,468               29,238
                                                            ------------          -----------
  Total current liabilities                                    1,907,561            1,535,346

Long-term debt, net of current portion                           119,167                 -

Commitments (Notes 4 and 10)

Stockholders' equity:
 Preferred stock, $0.01 par value; authorized--5,000,000 shares;
  none issued and outstanding                                        -                   -
 Common stock, $0.01 par value; authorized--30,000,000 shares;
  issued and outstanding--17,914,704 and 17,937,204 shares at
  December 31, 2000 and 2001, respectively                       179,147              179,372
Additional paid-in capital                                   101,373,922          101,401,822
Accumulated deficit                                          (47,786,794)         (52,435,044)
                                                             -----------          -----------
  Total stockholders' equity                                  53,766,275           49,146,150
                                                             -----------          -----------
Total liabilities and stockholders' equity                  $ 55,793,003         $ 50,681,496
                                                             ===========          ===========


         The  accompanying  notes  are an  integral  part  of  these financial statements.

                                              DIACRIN, INC.
                                         Statements of Operations



                                                                 Year Ended December 31,
                                                ------------------------------------------------
                                                      1999               2000             2001
                                                      ----               ----             ----
REVENUES:

   Research and development                     $  2,970,846        $  2,081,795      $  737,290
   Investment income                               1,323,520           3,124,929       3,149,543
                                                ------------         -----------      ----------
      Total revenues                               4,294,366           5,206,724       3,886,833
                                                ------------         -----------      ----------
OPERATING EXPENSES:

   Research and development                        5,921,141           5,996,550       6,350,190
   General and administrative                      1,398,151           1,348,072       1,624,470
   Interest expense                                   47,318              29,898          13,861
                                                 -----------          ----------       ---------
      Total operating expenses                     7,366,610           7,374,520       7,988,521
                                                 -----------          ----------       ---------

EQUITY IN OPERATIONS OF JOINT VENTURE             (1,688,071)         (1,368,945)       (546,562)
                                                 -----------          ----------       ---------

NET LOSS                                         $(4,760,315)        $(3,536,741)    $(4,648,250)
                                                 ===========          ==========       =========
NET LOSS PER COMMON SHARE:
   Basic and diluted                             $    (.33)            $  (.21)          $ (.26)
                                                 ===========          ==========         =======
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
    Basic and diluted                             14,364,154          17,073,194      17,914,889
                                                 ===========          ==========      ==========


              The  accompanying  notes are an  integral  part of
                          these financial statements.

                                 DIACRIN, INC.
                     Statements of Stockholders' Equity




                                               Common Stock
                                           -------------------
                                             Number      $.01     Additional                      Total
                                               of         Par       Paid-In      Accumulated  Stockholders'
                                             Shares      Value      Capital        Deficit       Equity
                                           ----------   -------    ----------    -----------   ----------
BALANCE, December 31, 1998                 14,327,218   143,272    64,191,075    (39,489,738)  24,844,609

 Exercise of stock options                     58,965       590        59,666         -            60,256

 Net loss                                       -          -            -         (4,760,315)  (4,760,315)
                                           ----------   -------   -----------     ----------   ----------
BALANCE, December 31, 1999                 14,386,183   143,862    64,250,741    (44,250,053)  20,144,550

 Proceeds from public offering of
 common stock, net of $2,765,500
 financing costs                            3,450,000    34,500    36,875,000         -        36,909,500

 Exercise of stock options and warrants        78,521       785       248,181         -           248,966

 Net loss                                        -          -            -        (3,536,741)  (3,536,741)
                                           ----------   -------   -----------     ----------   ----------
BALANCE, December 31, 2000                 17,914,704   179,147   101,373,922    (47,786,794)  53,766,275

 Exercise of stock options                     22,500       225        27,900         -            28,125

 Net loss                                       -          -            -         (4,648,250)  (4,648,250)
                                           ----------   -------   -----------     ----------   ----------
BALANCE, December 31, 2001                 17,937,204   179,372   101,401,822    (52,435,044)  49,146,150
                                           ==========   =======   ===========     ==========   ==========




              The  accompanying  notes are an  integral  part of
                          these financial statements.

                                   DIACRIN, INC.
                            Statements of Cash Flows


                                                                      Year Ended December 31,

                                                            1999            2000           2001
                                                            ----            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (4,760,315)     $  (3,536,741)   $ (4,648,250)

  Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation and amortization                         237,976            213,969         209,492
       Equity in operations of joint venture               1,688,071          1,368,945         546,562
  Changes in current assets and liabilities-
     Interest receivable and other current assets             65,048           (451,041)        112,386
     Accounts payable                                       (129,234)           (29,461)          8,356
     Accrued expenses                                       (126,762)            55,866         160,687
     Deferred revenue from joint venture                      99,872            (94,259)       (315,230)
                                                          ----------          ---------       ---------
       Net cash used in operating activities              (2,925,344)        (2,472,722)     (3,925,997)
                                                          ----------          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease (increase) in short-term investments            2,088,140         (5,903,423)    (10,925,061)
  Purchases of property and equipment, net                   (26,019)          (102,510)        (10,706)
  (Increase) decrease in long-term investments               (39,074)       (18,333,856)     13,195,905
  Investment in joint venture                             (2,669,384)        (1,947,422)     (1,086,545)
  Return of capital for services provided on behalf
       of joint venture                                      990,282            693,932         245,589
                                                         -----------         ----------      ----------
       Net cash provided by (used in) investing activities   343,945        (25,593,279)      1,419,182
                                                         -----------         -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from sale of common stock                          -          36,909,500           -
  Net proceeds from the exercise of stock options and
           warrants                                           60,256            248,966          28,125
  Principal payments on long-term debt                      (279,910)          (143,350)       (130,000)
                                                         -----------         ----------       ---------
       Net cash (used in) provided by financing             (219,654)        37,015,116        (101,875)
                                                         -----------         ----------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                               (2,801,053)         8,949,115      (2,608,690)

CASH AND CASH EQUIVALENTS, beginning of year               4,995,054          2,194,001      11,143,116
                                                         -----------         ----------      ----------
CASH AND CASH EQUIVALENTS, end of year                   $ 2,194,001        $11,143,116     $ 8,534,426
                                                         ===========         ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                  $  49,743           $ 30,946         $ 15,547
                                                          =========           ========         ========


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

         (c)      Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. At December 31, 2001, the Company has a net operating loss carryforward for federal income tax purposes of approximately $53,400,000. The difference from losses reported for financial reporting purposes relates primarily to expenses reflected in the financial statements not yet deductible for tax purposes. The net operating loss carryforwards expire commencing in the year 2006 and are subject to review and possible adjustment by the Internal Revenue Service. Net operating loss and tax credit carryforwards may be limited in the event of certain changes in the ownership interests of significant shareholders. The Company believes the issuance of the convertible notes payable in May 1995, as well as the initial public offering in February 1996, caused a change in ownership, as defined by the Tax Reform Act of 1986 (the "Act"). Additionally, the Company's private placement in 1998 and secondary offering in 2000 may cause a

                                  Diacrin, Inc.

change in ownership, as defined by the Act. The Company does not believe that such ownership changes will significantly impact the Company's ability to utilize the net operating loss and tax credit carryforwards as of the date of such ownership changes. Ownership changes in future periods may limit the Company's ability to utilize net operating loss and tax credit carryforwards.

The components of the net deferred tax assets are approximately as follows:


                                                  2000                   2001
                                                  ----                   ----
         Loss carryforwards                 $19,900,000             $21,360,000
         Credit carryforwards                 4,900,000               4,250,000
         Other temporary differences             13,500                  43,500
                                            -----------              ----------
         Total deferred tax assets           24,813,500              25,653,500
         Less - valuation allowance         (24,813,500)            (25,653,500)
                                             ----------              ----------
         Net deferred tax asset             $     -                 $     -
                                            ============             ===========


         A valuation allowance has been provided as it is uncertain if the Company will realize the deferred tax assets. The change in the total valuation allowance during the year ended December 31, 2001 was an increase of approximately $840,000 and relates to the increase in the deferred tax asset which is primarily due to the net operating loss generated during 2001.

         (d)      Net Loss per Common Share

         In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options and warrants of 4,111,523, 1,258,247 and 1,263,872 at December 31, 1999, 2000, and 2001, respectively, because to include such shares would have been antidilutive.

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

                                  Diacrin, Inc.

         (f)      Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement for the year ended December 31, 1998 with no impact on the Company's financial statements as there are no differences between the Company's reported income and comprehensive income for all periods presented.

         (g)      Segment Reporting

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

         (h)      Fair Value of Financial Instruments

         Financial instruments consist mainly of cash and cash equivalents, short-term investments, long-term investments, accounts payable, current portion of long-term debt and long-term debt. The carrying amounts of these instruments approximate their fair value.

         (i)      New Accounting Standards

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations. This Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. In addition, it requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. This Statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect adoption of this Statement to have a material impact on the Company's financial statements.

                                  Diacrin, Inc.

 (3)     Sale of Common Stock

         In March 2000, the Company completed a public offering of 3,450,000 shares of its common stock for $11.50 per share for net proceeds of approximately $36.9 million.

(4)      Joint Venture Agreement

         In September 1996, the Company and Genzyme Corporation formed a joint venture to develop and commercialize the Company's NeuroCell-PD and NeuroCell-HD products for transplantation into people with advanced Parkinson's disease and Huntington's disease, respectively. Under the terms of the joint venture agreement, which was effective October 1, 1996, Genzyme agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the two products. All costs incurred in excess of $50 million will be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties. As of December 31, 2001, Genzyme had provided $33.0 million to the joint venture and the Company had provided $7.6 million.

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

                                  Diacrin, Inc.

         Genzyme agreed to make financing available to Diacrin from and after the date that Genzyme provides the initial $10 million of funding to the joint venture. Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit of up to an aggregate amount of $10 million. Diacrin may draw on the line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the joint venture. The line will be available through the date five years after the date Diacrin first draws on the line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other considerations and the aggregate amount of draws in any calendar year may not exceed $5 million. Diacrin did not make any draws on the line through December 31, 2001.

         The Company accounts for its investment in the joint venture on the equity method. The detail of the Company's investment in the joint venture is as follows:


                                          1999            2000          2001
                                          ----            ----          ----
Balance, beginning of year                $ 94,508      $103,730     $ 4,785

Contributions to joint venture           2,669,384     1,947,422   1,086,545

Return of capital                         (990,282)     (693,932)   (245,589)

Funding of operations of joint venture  (1,669,880)   (1,352,435)   (761,757)
                                        ----------     ---------     -------
Balance, end of year                      $103,730        $4,785     $83,984
                                        ==========     =========     =======


         Contributions to the joint venture represent cash contributions. The return of capital represents cash payments made to the Company by the joint venture for research and development costs that are funded by the Company. Funding of operations of the joint venture represents costs incurred by Genzyme on behalf of the joint venture, which are funded by the Company.

         A summary of the revenue and expenses from the joint venture are as follows:


                                            1999          2000          2001
                                            ----          ----          ----
Revenue recognized (see note 2b)        $2,970,846    $2,081,795      $737,290
Research and development
 expense (see note 2b)                  $3,961,128    $2,775,727      $983,053
Equity in operations of joint venture   $1,688,071    $1,368,945      $546,562


         Genzyme's President and Chief Executive Officer is a director of the Company.

                                  Diacrin, Inc.

 (5)     Cash, Cash Equivalents and Investments

         The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 2000 and 2001 consisted of the following:



                                                                                2000                2001
                                                                                ----                ----
Cash and cash equivalents-
 Cash                                                                        $       806         $     1,003
 Corporate note                                                                1,006,519               -
 Money market mutual fund                                                     10,135,791           8,533,423
                                                                             -----------         -----------
                                                                             $11,143,116         $ 8,534,426
                                                                             ===========         ===========

Short-term investments-
 Corporate notes (remaining avg. maturity of 5 mos. at Dec. 31, 2001)        $22,485,675         $26,651,221
 US Gov't Obligations (remaining avg. maturity of 8 mos. at Dec. 31, 2001)         -               6,510,826
 Commercial paper (remaining avg. maturity of 2 mos. at Dec. 31, 2001)             -                 248,689
                                                                             -----------         -----------
                                                                             $22,485,675         $33,410,736
                                                                             ===========         ===========

Long-term investments-
 Corporate notes (remaining avg. maturity of 16 mos. at Dec. 31, 2001)       $20,977,940         $ 4,198,142
 US Gov't Obligations (remaining avg. maturity of 13 mos. at Dec. 31, 2001)        -               3,583,893
                                                                             -----------         -----------
                                                                             $20,977,940         $ 7,782,035
                                                                             ===========         ===========

         During the year ended December 31, 2001 the Company sold two of its held-to-maturity investments due to significant evidence of deterioration in the issuers' creditworthiness. The cost of the two investments was approximately $5.5 million and the sale resulted in a realized gain of approximately $96,000, which is included in Investment Income on the statement of operations for the current period. This sale represents a change in circumstances as defined in SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and does not taint the remaining portfolio of the Company's held-to-maturity investments as the Company continues with the intent and ability to hold its investments to maturity.

                                  Diacrin, Inc.

(6)      Accrued Expenses

         Accrued expenses consisted of the following at December 31, 2000 and 2001:


                                                   2000                 2001
                                                   ----                 ----

    Accrued clinical trials costs               $ 812,384           $ 499,341
    Accrued professional fees                     159,999             138,364
    Accrued payroll                               114,899             288,813
    Accrued contract research costs                54,862              98,934
    Accrued other                                 181,642             243,826
                                                 --------           ---------
    Total                                      $1,323,786          $1,269,278
                                              ===========          ==========


(7)      Long-term Debt

         In November 1997, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $650,000 to construct a pilot manufacturing facility. Interest accrues at the prime rate plus one-half of one percent (5.25% at December 31, 2001) and is payable monthly in arrears. The loan is payable in 60 principal installments of $10,833 commencing December 1, 1997 and may be prepaid without penalty. The Company is required to maintain certain covenants, including certain financial ratios and unencumbered cash balances of not less than $1 million. As of December 31, 2001, the Company was in compliance with all covenants. Principal payments on the loan for the next year will be $119,167.

(8)      Preferred Stock

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

(9)      Common Stock Options

         The Company has adopted the 1990 Stock Option Plan (the "1990 Plan") under which the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and stock appreciation rights to employees, directors and consultants of the Company for up to 800,000 shares of the Company's common stock. All options granted have 10-year terms, and the majority vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 2001, there were options to purchase 99,045 shares of common stock available for future grant under the 1990 Plan.

                                  Diacrin, Inc.

         In July 1994, the stockholders approved the 1994 Directors' Stock Option Plan (the "Director Plan") which automatically grants an option to each eligible outside director of the Company for the purchase of 7,500 shares of common stock at an exercise price of the then fair market value. Each option granted under the Director Plan has a 10-year term and may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter. In December 1996, the Board of Directors amended the Director Plan to automatically grant 15,000 options to each new eligible outside director. The Company has reserved 30,000 shares for issuance under this plan. As of December 31, 2001, there were 15,000 options outstanding under the Director Plan at a weighted average exercise price of $9.50 per share. As of December 31, 2001, there were options to purchase 13,125 shares of commons stock available for future grant under the Director Plan.

         In June 1997, the stockholders approved the 1997 Stock Option Plan (the "1997 Plan") under which the Board of Directors is authorized to grant incentive stock options and non-qualified stock options to employees, directors and consultants of the Company for up to 1,200,000 shares of the Company's common stock. All options granted have 10-year terms, and vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 2001, options to purchase 572,375 shares of common stock were available for future grant under the 1997 Plan.

                                  Diacrin, Inc.

         The following table summarizes incentive and non-qualified stock option activity:


                                              Number of         Weighted average
                                               options          Exercise price

Balance, December 31, 1998                    1,125,738             $ 4.87
   Options granted                              183,500               5.97
   Options exercised                            (58,965)              1.02
   Options canceled                             (13,750)             11.20
                                              ---------              -----
Balance, December 31, 1999                    1,236,523               5.14
   Options granted                              154,750               5.56
   Options exercised                            (75,526)              2.66
   Options canceled                             (57,500)              8.91
                                              ---------               ----
Balance, December 31, 2000                    1,258,247               5.15
   Options granted                               32,000               2.18
   Options exercised                            (22,500)              1.25
   Options canceled                              (3,875)              6.27
                                               ---------              ----
Balance, December 31, 2001                    1,263,872             $ 5.14
                                              =========               ====

Exercisable, December 31, 2001                  988,996            $  5.08
                                               ========               ====

Exercisable, December 31, 2000                  860,869            $  4.68
                                               ========               ====

Exercisable, December 31, 1999                  822,332            $  4.15
                                               ========               ====

         All options have been granted at the fair market value of the Company's common stock on the date of grant.

                                  Diacrin, Inc.

           The following table summarizes certain information about options outstanding and exercisable at December 31, 2001:


                             Options outstanding
--------------------------------------------------------------------------------
                              Number of            Weighted      Weighed average
                             exercisable at    average remaining   exercise
Range of exercise prices   December 31, 2001    contractual life     price
------------------------   -----------------    ----------------  --------------
$1.22 to $2.50                 528,497                2.74           $2.11
$4.50 to $7.50                 470,750                7.67           $5.74
$7.88 to $15.75                264,625                5.81          $10.12
                             ---------                               -----
                             1,263,872                               $5.14
                             =========                               =====

                              Options exercisable
--------------------------------------------------------------------------------
                                      Number exercisable        Weighted average
Range of exercise prices              At December 31, 2001       exercise price
------------------------             ----------------------     ----------------
$1.22 to $2.50                            498,497                    $2.12
$4.50 to $7.50                            250,562                    $5.97
$7.88 to $15.75                           239,937                   $10.31
                                          -------                    -----
                                          988,996                    $5.08
                                          =======                    =====



         The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has included the proforma disclosure required by SFAS No. 123 for all periods presented.

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS No. 123. The fair-value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 2000 and 2001: risk-free interest rates of 6.0% for all years; dividend yield of 0% for all years; volatility factor of the expected market price of the Company's common stock of 95% for all years; and a weighted-average expected life of the options of 7.5 years for all years. The weighted average fair value of options granted in 1999, 2000 and 2001 was $4.97, $4.71 and $1.85, respectively.

                                  Diacrin, Inc.

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The aggregate fair value of options granted in 1999, 2000 and 2001 was approximately $912,000, $729,000 and $59,082, respectively. The Company's pro forma information follows:


                                    1999              2000              2001
                                    ----              ----              ----

Net loss       As reported      $(4,760,315)      $(3,536,741)      $(4,648,250)
               Pro forma        $(5,796,810)      $(4,714,923)      $(5,612,794)

Basic and      As reported            $(.33)            $(.21)            $(.26)
and diluted
net loss per   Pro forma              $(.40)            $(.27)            $(.31)
share:

(10)     Facility Lease

         During 1991, the Company entered into a 10-year operating lease for a facility. In October 2000, the Company exercised the first of two options to extend the lease an additional five years commencing October 2001. Minimum rental payments under the lease are as follows:


                                                                   Rental
                                                                 Commitment
                                                                 ----------

                    2002                                         $ 898,000
                    2003                                           898,000
                    2004                                           898,000
                    2005                                           898,000
                    2006                                           673,000
                                                                  ---------
                                                                $ 4,265,000
                                                                  =========

         Total rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $761,000, $751,000 and $758,000, respectively.

(11)     Employment Retirement / Savings Plan

         The Company maintains an employee retirement / savings plan (the "Plan") which permits participants to make tax deferred contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. All active employees, 21 years of age or older, who have completed a calendar quarter of service are eligible to participate in the Plan. The Company pays all administrative costs of the Plan. There were no contributions made to the Plan by the Company in 1999. During 2000 and 2001, the Company made discretionary contributions of $28,500 and $54,700, respectively, to the Plan.

                                  Diacrin, Inc.

(12)     Quarterly Results of Operations (Unaudited)

         The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2001 and 2000.


                                            Year Ended December 31, 2001
                                       First      Second      Third      Fourth
                                      Quarter    Quarter     Quarter    Quarter
                                      -------    -------     -------    -------

Total revenue                         $ 1,292     $   990     $  909     $  696
                                      =======     =======     ======     ======

Net loss                              $  (811)    $(1,334)   $(1,175)   $(1,328)
                                      =======     =======    =======     ======

Basic and diluted net loss per
common share                          $ (.05)     $ (.07)     $ (.07)    $ (.07)
                                      =======     ======      ======     ======


                                             Year Ended December 31, 2000
                                       First      Second      Third      Fourth
                                      Quarter    Quarter     Quarter     Quarter
                                      -------    -------     -------    -------

Total revenue                         $  863      $ 1,404      $ 1,543   $1,397
                                      ======      =======      =======   ======

Net loss                              $(1,249)    $  (808)     $  (820)  $ (660)
                                      =======     =======      =======   ======

Basic and diluted net loss per
common share                          $ (.09)     $ (.05)      $ (.05)   $ (.04)
                                      ======      ======       ======    ======

                        Report of Independent Accountants


To the Steering Committee of Diacrin/Genzyme LLC:

In our opinion, the accompanying balance sheet and the related statement of operations, of cash flows and of changes in Venturers' capital (deficit) present fairly, in all material respects, the financial position of Diacrin/Genzyme LLC (a development stage enterprise) at December 31, 2000, and the results of its operations and its cash flows for the period then ended (information for the period ended December 31, 2001 and from inception through December 31, 2001 is unaudited), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Steering Committee of the Joint Venture; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

As more fully discussed in Note A, either Venturer may terminate the Collaboration Agreement of the Joint Venture for any reason upon 180 days notice to the other Venturer and such termination could lead to the discontinuation of the Joint Venture.


/s/  PricewaterhouseCoopers LLP


Boston, Massachusetts
January 26, 2001

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                                     Balance Sheets
                               December 31, 2000 and 2001


                                                             2000                    2001
                                                                                  (Unaudited)
Assets
Current assets:
   Cash                                                    $ 1,032,170           $  498,093
   Prepaid to Diacrin, Inc. (Note C)                           365,245               50,014
   Other current assets                                         11,266               11,267
                                                           -----------           ----------
       Total current assets                                  1,408,681              559,374

Property and equipment, net (Note D)                           156,176              106,365
                                                           -----------           ----------
       Total assets                                        $ 1,564,857           $  665,739
                                                           ===========           ==========
Liabilities and Venturers' Capital (Deficit)
Payable to Genzyme Corporation (Note C)                    $ 2,150,488           $   77,699
Accrued expenses                                                23,900                 -
                                                           -----------           ----------
       Total liabilities                                     2,174,388               77,699

Commitments and contingencies (Note C)

Venturers' capital (deficit) (including deficit accumulated
 during the development stage of $40,041,520);
   Venturers' capital - Genzyme Corporation                    444,140              485,654
   Venturers' capital - Diacrin, Inc.                           88,548              102,386
   Unpaid Venturers' capital - Genzyme Corporation            (861,664)                -
   Unpaid Venturers' capital - Diacrin, Inc.                  (280,555)                -
                                                           -----------            ---------
       Total Venturers' capital (deficit)                     (609,531)             588,040
                                                           -----------            ---------
       Total liabilities and Venturers' capital (deficit)  $ 1,564,857            $ 665,739
                                                           ===========            =========





              The  accompanying  notes are an  integral  part of
                         these financial statements.

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                             Statements of Operations


                                                                                          For the period
                                                                                               from
                                                                                         October 1, 1996
                                                                                       (date of inception)
                                                                                          to December 31,
                                                               2000             2001            2001
                                                                            (Unaudited)     (Unaudited)

Operating costs and expenses:
   Research and development - Genzyme Corporation          $ 5,394,335      $ 2,178,191     $ 21,739,280
   Research and development - Diacrin, Inc.                  2,736,293          983,054       18,029,875
   General and administrative                                   90,113           64,959          342,712
                                                           -----------       ----------      -----------
        Total operating costs and expenses                   8,220,741        3,226,204       40,111,867

Interest income                                                  8,667           56,902           70,347
                                                            ----------       ----------       ----------
        Net loss                                           $(8,212,074)     $(3,169,302)    $(40,041,520)
                                                            ==========       ==========       ==========























               The  accompanying  notes are an  integral  part of
                         these financial statements.

                               Diacrin/Genzyme LLC
                         (A Development Stage Enterprise)

                             Statements of Cash Flows

                                                                                              For the period
                                                                                                   from
                                                                                              October 1, 1996
                                                                                            (date of inception)
                                                                                              to December 31,
                                                           2000               2001                 2001
                                                                           (Unaudited)          (Unaudited)
Cash flows from operating activities:
Net loss                                               $ (8,212,074)      $ (3,169,302)      $ (40,041,520)
   Reconciliation of net loss to net cash used
       Depreciation                                          49,146             49,811             206,396
       Increase (decrease) in cash from working
           Prepaid to Diacrin, Inc.                          68,467            315,230             (50,014)
           Payable to Genzyme Corporation                 1,202,400         (2,072,790)             77,699
           Other current assets                             (11,266)              -                (11,267)
           Accrued expenses                                    (453)           (23,900)                -
                                                         ----------         ----------          ----------
Net cash used by operating activities                    (6,903,780)        (4,900,951)        (39,818,706)

Cash flows from investing activities:
   Acquisition of property and equipment                    (13,268)              -               (312,761)

Cash flows from financing activities:
   Capital contributed by Genzyme Corporation             5,992,265          3,280,155          33,016,794
   Capital contributed by Diacrin, Inc.                   1,947,422          1,086,719           7,612,766
                                                         ----------          ---------          ----------
Net cash provided by financing activities                 7,939,687          4,366,874          40,629,560
                                                         ----------          ---------          ----------
Increase (decrease) in cash                               1,022,639           (534,077)            498,093
Cash at beginning of period                                   9,531          1,032,170                 -
                                                         ----------          ---------          ----------
Cash at end of period                                   $ 1,032,170          $ 498,093          $  498,093
                                                         ==========          =========          ==========












              The  accompanying  notes are an  integral  part of
                        these financial statements.

                               Diacrin/Genzyme LLC
                         (A Development Stage Enterprise)

              Statements of Changes in Venturers' Capital (Deficit)
  For the Period from October 1, 1996 (Date of Inception) to December 31, 2001



                                                                                                                    Total
                                                                                 Unpaid Venturers' capital        Venturers'
                                            Genzyme                               Genzyme          Diacrin,        capital
                                           Corporation        Diacrin, Inc.      Corporation         Inc.         (deficit)

1996 capital contributions                $ 1,911,968        $    -            $     -             $    -         $ 1,911,968
1996 net loss                              (1,542,374)            -                  -                  -          (1,542,374)
                                          -----------        -----------         ---------          ---------      ----------
Balance at December 31, 1996                  369,594             -                  -                  -             369,594

1997 capital contributions                  6,819,536             -                  -                  -           6,819,536
1997 net loss                              (6,809,012)            -                  -                  -          (6,809,012)
                                          -----------        -----------         ---------          ----------    -----------
Balance at December 31, 1997                  380,118             -                  -                  -             380,118

1998 capital contributions                  7,709,137         2,085,079          (704,415)          (175,838)       8,913,963
1998 net loss                              (7,608,663)       (1,986,683)             -                  -          (9,595,346)
                                          -----------        ----------          --------          ---------      -----------
Balance at December 31, 1998                  480,592            98,396          (704,415)          (175,838)        (301,265)

1999 capital contributions                  8,068,415         2,691,774           (60,267)           (22,390)      10,677,532
1999 net loss                              (8,035,058)       (2,678,353)             -                  -         (10,713,411)
                                           ----------        ----------          ---------          ---------      ----------
Balance at December 31, 1999                  513,949           111,817          (764,682)          (198,228)        (337,144)

2000 capital contributions                  6,089,247         2,029,749           (96,982)           (82,327)       7,939,687
2000 net loss                              (6,159,056)       (2,053,018)             -                  -          (8,212,074)
                                           ----------        ----------          --------           ---------      ----------
Balance at December 31, 2000                  444,140            88,548          (861,664)          (280,555)        (609,531)

2001 capital contributions (Unaudited)      2,418,491           806,164           861,664            280,555        4,366,874
2001 net loss (Unaudited)                  (2,376,977)         (792,326)             -                  -          (3,169,303)
                                           ----------        ----------          --------          ---------       ----------
Balance at December 31, 2001 (Unaudited)   $  485,654        $  102,386          $   -             $    -           $ 588,040
                                           ==========        ==========          ========          =========       ==========










               The  accompanying  notes are an  integral  part of
                         these financial statements.

                               Diacrin/Genzyme LLC
                         (A Development Stage Enterprise)

                Notes to December 31, 2001 Financial Statements
           (Information for the period ended December 31, 2001 and
            from inception through December 31, 2001 is unaudited)


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

         The Joint Venture is subject to risks common to companies in the biotechnology industry, including but not limited to, the results of clinical trials development by its competitors of new technological innovations, protection of proprietary technology, health care cost containment initiatives, product liability and compliance with government regulations, including those of the United States Department of Health and Human Services and the United States Food and Drug Administration.

         In addition, either Venturer may terminate the Collaboration Agreement for any reason upon 180 days notice to the other Venturer. During the 180-day period, the obligations of the Venturers, including without limitation obligations with respect to capital contributions, will continue in full force and effect. A decision by one or both of the Venturers to discontinue the Collaboration Agreement for any reason could lead to the discontinuation of the Joint Venture.

                               Diacrin/Genzyme LLC
                         (A Development Stage Enterprise)

           Notes to December 31, 2001 Financial Statements - (Continued) (Information for the period ended December 31, 2001 and from inception through December 31, 2001 is unaudited)

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

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

          Notes to December 31, 2001 Financial Statements - (Continued)
           (Information for the period ended December 31, 2001 and from inception through December 31, 2001 is unaudited)

C.       Agreements with Venturers

Funding
         Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit (the "Line") of up to an aggregate amount of $10.0 million after the date that Genzyme provided the initial $10.0 million of funding to the Joint Venture. Diacrin may draw on the Line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the Joint Venture. The Line will be available through the date five years after the date Diacrin first draws on the Line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest bearing, evidenced by a promissory note and subject to other considerations; and the aggregate amount of draws in any calendar year may not exceed $5.0 million. As of December 31, 2001, Diacrin had not made any draws on the Line.

         During the year ended December 31, 1998, Genzyme provided its initial $10.0 million of funding to the Joint Venture. After the initial $10.0 million, Genzyme and Diacrin provide 75% and 25%, respectively, of the next $40.0 million of funding to the Joint Venture. Thereafter, all funding will be shared equally by the two parties. As of December 31, 2001, Genzyme and Diacrin have funded $33.0 million and $7.6 million, respectively.

Other Agreements
         The payable to Genzyme Corporation will be settled by cash payment and represents costs incurred by Genzyme that are reimbursable under the
Collaboration Agreement. The prepaid to Diacrin is an estimate of the reimbursable costs Diacrin expects to incur on behalf of the Joint Venture in the next month.

         At December 31, 2000, both Venturers had funded less than their allocated losses which resulted in unpaid Venturer's capital and represents receivables from the Venturers.

         Genzyme charges the Joint Venture for use of certain research and development facilities under a three-year agreement which commenced July 1, 1998. The charges were $364,164 for the year ended December 31, 2000. The charges were $182,082 and $1,520,802 for the year ended December 31, 2001 and period from inception through December 31, 2001 (unaudited).

                               Diacrin/Genzyme LLC
                         (A Development Stage Enterprise)

           Notes to December 31, 2001 Financial Statements - (Continued) (Information for the period ended December 31, 2001 and from inception through December 31, 2001 is unaudited)

D.       Property and Equipment

         Property and equipment is stated at cost. At December 31, 2000 and 2001, property and equipment consisted of the following:



                                               2000                   2001


Lab equipment                                $200,199               $200,199
Computer equipment                             71,991                 71,991
Leasehold improvements                         27,608                 27,608
Furniture and fixtures                         12,963                 12,963
                                             --------               --------
                                              312,761                312,761
Less:   accumulated depreciation             (156,585)              (206,396)
                                             --------                -------
Property and equipment, net                  $156,176               $106,365
                                             ========               ========


         Depreciation expense was $49,146 and $49,811 for the years ended December 31, 2000 and 2001 (unaudited), respectively, and $206,396 from inception through December 31, 2001 (unaudited).