Form 10-Q
period 2002-03-31
DIACRIN INC /DE/
filed 2002-05-08
CIK 887137

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

(Mark One)

  x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---                SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002

                                   OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---                SECURITIES EXCHANGE ACT OF 1934

   For the transition period from       to
                                  ------   ------
                     Commission File No. 000-20139

                               Diacrin, Inc.
          (Exact name of registrant as specified in its charter)


	      Delaware	                        22-3016912
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


                  Building 96  13th Street, Charlestown Navy Yard,
                               Charlestown, MA  02129
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

			YES   X               NO
                      -----                ----

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	As of April 30, 2002, 17,937,204 shares of the registrant's Common Stock were outstanding.

                                  Diacrin, Inc.
                                      Index


                                                                Page
PART I. -	FINANCIAL INFORMATION

Item 1.		Financial Statements

	      Balance Sheets as of
	      December 31, 2001 and March 31, 2002...................3

	      Statements of Operations for each of the three month
	      periods ended March 31, 2001 and 2002..................4

	      Statements of Cash Flows for each of the three month
            periods ended March 31, 2001 and 2002..................5

	      Notes to Financial Statements..........................6

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations....................8

Item 3.	Quantitative and Qualitative Disclosure About
	      Market Risk............................................19

PART II. -	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds..............20

Item 6.	Exhibits and Reports on Form 8-K.......................20

SIGNATURES.........................................................21

             Cautionary Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to planned timetables for the initiation and completion of various clinical trials and the expected sources of porcine cells used in our products. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Certain Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q.

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

                                    Diacrin, Inc.
                                   Balance Sheets
                                     (Unaudited)

							                 December 31,		        March 31,
							  	              2001		           2002
ASSETS
Current assets:
	Cash and cash equivalents                          $     8,534,426	$      6,986,246
	Short-term investments	                                33,410,736      	40,818,068
	Interest receivable and other current assets	           668,020	         843,194
                                                          --------------       ---------------
		Total current assets	                          42,613,182	      48,647,508
                                                          --------------       ---------------
Property and equipment, at cost:
	Laboratory and manufacturing equipment	               1,660,963             1,667,368
      Furniture and office equipment	                       324,913               327,382
	Leasehold improvements	                                    77,529                77,529
                                                           -------------        --------------
                                                               2,063,405             2,072,279
	Less- Accumulated depreciation and amortization	         1,861,110             1,910,019
                                                           -------------        --------------
		                                                     202,295               162,260
                                                           -------------        --------------

Long-term investments                                          7,782,035                   -
Investment in joint venture                                       83,984                41,712
                                                           -------------        --------------
	Total other assets                                       7,866,019                41,712
                                                           -------------        --------------

Total assets                                             $    50,681,496       $    48,851,480
                                                           =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Current portion of long-term debt                   $      119,167        $       86,667
	Accounts payable                                           117,663                78,773
	Accrued expenses                                         1,269,278             1,027,106
	Deferred revenue from joint venture                         29,238                35,788
                                                           -------------        --------------
		Total current liabilities                          1,535,346             1,228,334
                                                           -------------        --------------
Stockholders' equity:
	Preferred stock, $.01 par value, authorized--
		5,000,000 shares; none issued and outstanding            -                     -
	Common stock, $.01 par value; authorized-- 30,000,000
		shares; issued and outstanding--17,937,204
		shares at December 31, 2001 and
		March 31, 2002                                       179,372              179,372
	Additional paid-in capital                             101,401,822          101,401,822
	Accumulated deficit                                    (52,435,044)	    (53,958,048)
                                                           -------------        --------------
			Total stockholders' equity                  49,146,150           47,623,146
                                                           -------------        --------------

Total liabilities and stockholders' equity              $     50,681,496      $    48,851,480
						                        ============        ==============

             The accompanying notes are an integral part of these financial statements


                                       Diacrin, Inc.
                                 Statements of Operations
                                        (Unaudited)

					                                      Three Months
	     					                               Ended March, 31
            						           2001                         2002
REVENUES:
   Research and development                            $    383,062                 $      32,588
   Investment income                                        908,858                       456,613
		                                            -----------                  ------------
	Total revenues                                      1,291,920                       489,201
	                                                  -----------                  ------------

OPERATING EXPENSES:
    Research and development                              1,450,067                     1,622,336
    General and administrative                              425,502                       357,195
    Interest expense                                          5,183                         1,264
	                                                  -----------                   -----------
	Total operating expenses                            1,880,752                     1,980,795
	                                                  -----------                   -----------

EQUITY IN OPERATIONS OF JOINT VENTURE                      (222,430)                      (31,410)

                                                         ----------                   -----------
NET LOSS                                               $   (811,262)              $    (1,523,004)
                                                         ==========                   ===========
BASIC AND DILUTED
     NET LOSS PER COMMON SHARE                            $    (.05)                   $     (.08)
                                                         ==========                   ===========
SHARES USED IN COMPUTING BASIC AND
     DILUTED NET LOSS PER COMMON SHARE                   17,914,704                    17,937,204
                                                         ==========                    ==========


                    The accompanying notes are an integral part of these financial statements



                                                       Diacrin, Inc.
                                                  Statements of Cash Flows
                                                        (Unaudited)

									                   Three Months
									                  Ended March 31,
							 	                    2001                2002
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net loss	                                              $ (811,262)        $ (1,523,004)
	Adjustments to reconcile net loss to net
		cash used in operating activities-
			Depreciation and amortization                     53,928               48,909
			Equity in operations of joint venture            222,430               31,410
	Changes in assets and liabilities-
		Interest receivable and other current assets          (188,449)            (175,174)
		Accounts payable                                        (8,551)             (38,890)
		Accrued expenses                                      (157,462)            (242,172)
		Deferred revenue                                      (167,073)               6,549
                                                                 ---------           ----------

			Net cash used in operating activities         (1,056,439)          (1,892,372)
                                                                 ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Increase in short-term investments                        (1,380,831)          (7,407,332)
	Purchases of property and equipment, net                      (3,850)              (8,874)
	Decrease in long-term investments                          3,508,068            7,782,035
	Investment in joint venture                                 (357,987)                 -
	Return of capital for services provided
       on behalf of joint venture                                  127,687               10,863
                                                                 ---------             --------

			Net cash provided by investing activities      1,893,087              376,692
                                                                 ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Principal payments on long-term debt                         (32,500)             (32,500)
                                                                 ---------             --------

			Net cash used in financing activities            (32,500)             (32,500)
                                                                 ---------             --------
NET INCREASE (DECREASE) IN CASH
	AND CASH EQUIVALENTS                                         804,148           (1,548,180)

CASH AND CASH EQUIVALENTS, beginning of period                  11,143,116            8,534,426
                                                                ----------            ---------

CASH AND CASH EQUIVALENTS, end of period                     $  11,947,264         $  6,986,246
                                                                ==========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Cash paid for interest during the period                   $   5,183            $   1,264
                                                                ==========            =========

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

	In September 1996, the Company and Genzyme Corporation
("Genzyme") formed a joint venture (the "Joint Venture") to develop and commercialize two product candidates. The Joint Venture is funded by Genzyme and the Company in accordance with the terms of the joint venture agreement. Collaborative revenue under the joint venture agreement with Genzyme is recognized as revenue to the extent that the Company's research and development costs are funded by Genzyme through the Joint Venture.
The Company receives non-refundable advances from the Joint Venture.
Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

	The detail of the Company's investment in the joint venture for the first quarter is as follows:




                                                      2002
                                                     ------
Balance, beginning of quarter                    $     83,984
                                                 ------------
Contributions to joint venture                             -
Return of capital                                     (10,862)
Funding of operations of joint venture                (31,410)
                                                 ------------
Balance, end of quarter                          $     41,712
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

	A summary of the revenue and expenses from the joint venture are as follows:

						  Three months ended March 31,

                                            2001              2002
                                           ------            ------

Revenue recognized                        $383,062           $32,588
Research and development expense          $510,749           $43,451
Equity in operations of joint venture     $222,430           $31,410


	(b)	Net Loss per Common Share

	 In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options of 1,260,247 and 1,513,872 at March 31, 2001 and 2002, respectively, because to include such shares would be antidilutive.

3.	Cash Equivalents and Investments

	The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents, short-term investments and long-term investments at December 31, 2001 and March 31, 2002 consisted of the following:


                                                                              December 31, 2001    March 31, 2002
Cash and cash equivalents-
    Cash                                                                          $      1,003        $    1,003
    Money market mutual fund                                                         8,533,423         6,985,243
                                                                                  ------------       -----------
                                                                                 $   8,534,426     $   6,986,246
                                                                                  ============       ===========
Short-term investments-
    Corporate notes (remaining avg. mat. of 4 mos. at Mar. 31, 2002)            $   26,651,221     $  30,732,251
    U.S. gov't oblig. & agencies (remaining avg. mat. of 6 mos. at Mar. 31, 2002)    6,510,826        10,085,817
    Commercial paper                                                                   248,689             -
                                                                                  ------------        ----------
                                                                                 $  33,410,736     $  40,818,068
                                                                                  ============        ==========
Long-term investments-
    Corporate notes                                                              $   4,198,142             -
    U.S. gov't obligations                                                           3,583,893             -
                                                                                  ------------        ----------
                                                                                $    7,782,035             -
                                                                                  ============        ==========

Item 2. 	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview
	Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, since October 1, 1996, we have received funding from our joint venture with Genzyme in support of the joint venture's product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At March 31, 2002, we had an accumulated deficit of $54.0 million.

	In 1996, we formed a joint venture with Genzyme to develop and commercialize two product candidates. We are currently responsible for funding 25% of the development and commercialization costs of the joint venture and will share all costs in excess of $50 million equally with Genzyme. As of March 31, 2002, approximately $33.0 million had been contributed to the joint venture by Genzyme and approximately $7.6 million had been contributed by us.

Critical Accounting Policies

     Our significant accounting policies are discussed in Note 2 of our audited financial statements which are included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe our most critical accounting policies are those that dictate how we recognize revenue and expense related to the joint venture's activity. We record as research and development expense all costs related to the joint venture's product candidates incurred by us on behalf of the joint venture. We then recognize research and development revenue equal to the amount of reimbursement received by us from the joint venture out of funds contributed by Genzyme. We do not recognize research and development revenue for amounts we receive from the joint venture out of funds contributed by us. As Genzyme incurs costs on behalf of the joint venture that we are obligated to fund, we recognize an expense in our statement of operations captioned
"Equity in operations of joint venture."

Results of Operations

Three Months Ended March 31, 2002 Versus Three Months Ended March 31, 2001

	Research and development revenues of approximately $33,000 for the three months ended March 31, 2002 and $383,000 for the three months ended March 31, 2001 were derived exclusively from the Joint Venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the Joint Venture's product candidates.

	Investment income was $457,000 and $909,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in investment income was due to lower cash balances available for investment in the current year period and a lower return on investment due to the decline in interest rates.

     Research and development expenses were $1.6 million and $1.5 million for the three months ended March 31, 2002 and 2001, respectively. The increase in research and development expenses is due to an increase in clinical and production costs related to our human muscle cells for cardiac disease and porcine spinal cord cells for spinal cord injury product candidates.

     General and administrative expenses were $357,000 and $426,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in general and administrative expenses was primarily due to a decrease in professional fees.

     For the three months ended March 31, 2002 and 2001, the Company recorded an expense of $31,000 and $222,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the Joint Venture that were used to fund expenses incurred by Genzyme on behalf of the Joint Venture. The decreased charge in the current year period was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the joint venture.

     The Company incurred a net loss of approximately $1.5 million for the three months ended March 31, 2002 versus approximately $811,000 for the three months ended March 31, 2001.

Liquidity and Capital Resources

	We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102 million and with the interest earned thereon. In addition, we have recorded approximately $15.3 million in revenue from our joint venture since it commenced on October 1, 1996. At March 31, 2002, we had cash and cash equivalents and short-term investments aggregating approximately $47.8 million.

	In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (5.25% at March 31, 2002) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. At
March 31, 2002 we had $86,667 outstanding under the borrowing. We had no material commitments for capital expenditures as of March 31, 2002. In
October 2000, we exercised the first of two options we have to extend the lease of a facility an additional five years. During the extension period, which began in October 2001, we will pay annual rent of approximately $908,000.

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

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our expectations as of May 8, 2002, the date our Quarterly Report on Form 10-Q was filed with the SEC. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See "Cautionary Note Regarding Forward-Looking Statements."

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

Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At March 31, 2002, we had an accumulated deficit of $54.0 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

     We expect to increase our spending significantly as we continue to expand our research and development programs, expand our clinical trials, apply for regulatory approvals and begin commercialization activities. In particular, we may devote significant economic resources to funding our joint venture with Genzyme and to its product development plans. Under the joint venture agreement, we are currently required to provide 25% of the funding required for the development and commercialization of two product candidates and in the future will be required to provide 50% of the required funding.

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

Risks Relating to Product Manufacturing, Marketing and Sales

     Since we have no sales and marketing experience or infrastructure, we must rely on third parties

     We have no sales, marketing and distribution experience or infrastructure. We plan to rely significantly on sales, marketing and distribution arrangements with third parties for the products that we are developing. For example, under our joint venture agreement, we have granted to Genzyme (on behalf of the joint venture) exclusive worldwide marketing rights to two product candidates. We may have limited or no control over the sales, marketing and distribution activities of Genzyme, the joint venture or any future collaborative partners. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

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
Risk

	We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. For example, if the annualized interest rate on our interest bearing investments were to change
1%, investment income would have hypothetically increased or decreased by approximately $122,000 during the three months ended March 31, 2002. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our response to such hypothetical conditions.

	Our investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, we do not believe that it has a material exposure to interest rate risk.

PART II.     OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

	(c) The Company did not sell any equity securities during the quarter ended March 31, 2002 that were not registered under the Securities Act.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2002.

                               SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DIACRIN, INC.



May 8, 2002  				By:	     /s/  Thomas H. Fraser
                                            --------------------------
							          Thomas H. Fraser
							          President and
                                                    Chief Executive Officer


							     /s/  Kevin Kerrigan
							   --------------------------
                                                    Kevin Kerrigan
							          Controller