Form 10-Q
period 2002-06-30
DIACRIN INC /DE/
filed 2002-08-13
CIK 887137

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-Q

(Mark One)

  x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

                              OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934

      For the transition period from       to
                                     -----    -----
                  Commission File No. 000-20139

                          Diacrin, Inc.
     (Exact name of registrant as specified in its charter)


	        Delaware                    22-3016912
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


                  Building 96  13th Street
                    Charlestown Navy Yard
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

     As of July 31, 2002, 17,937,204 shares of the registrant's Common Stock were outstanding.

                             Diacrin, Inc.
                                Index


                                                              Page
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

  Balance Sheets as of
  December 31, 2001 and June 30, 2002...........................3

  Statements of Operations for each of the three and six month periods ended June 30, 2001 and 2002..........................4

  Statements of Cash Flows for each of the six month periods ended June 30, 2001 and 2002..................................5

  Notes to Financial Statements.................................6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................9

Item 3.   Quantitative and Qualitative Disclosure About
           Market Risk..........................................21

PART II. - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds............21

Item 6.    Exhibits and Reports on Form 8-K.....................21

SIGNATURES......................................................22

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

     You should read these statements carefully because they discuss our expectations about our future performance and financial condition or state other "forward-looking" information. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

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

                                                            Diacrin, Inc.
                                                           Balance Sheets
                                                             (Unaudited)

                                                    December 31,                 June 30,
                                                         2001                       2002
ASSETS
Current assets:
   Cash and cash equivalents                         $  8,534,426               $ 16,530,245
   Short-term investments                              33,410,736                 29,224,576
   Interest receivable and other current assets           668,020                    723,363
                                                       ----------                 ----------
     Total current assets                              42,613,182                 46,478,184
                                                       ----------                 ----------
Property and equipment, at cost:
   Laboratory and manufacturing equipment               1,660,963                  1,667,436
   Furniture and office equipment                         324,913                    327,382
   Leasehold improvements                                  77,529                     81,397
                                                        ---------                  ---------
                                                        2,063,405                  2,076,215
   Less- Accumulated depreciation and amortization      1,861,110                  1,957,553
                                                        ---------                  ---------
                                                          202,295                    118,662
                                                        ---------                  ---------

Long-term investments                                   7,782,035                    527,593
Investment in joint venture                                83,984                        -
                                                        ---------                  ---------
     Total other assets                                 7,866,019                    527,593
                                                       ----------                 ----------

Total assets                                         $ 50,681,496               $ 47,124,439
                                                       ==========                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                  $   119,167             $      54,167
   Accounts payable                                       117,663                   112,163
   Accrued expenses                                     1,269,278                 1,082,080
   Deferred revenue from joint venture                     29,238                    33,317
                                                       ----------                ----------
     Total current liabilities                          1,535,346                 1,281,727
                                                       ----------                ----------
Stockholders' equity:
   Preferred stock, $.01 par value, authorized--
      5,000,000 shares; none issued and outstanding          -                         -
   Common stock, $.01 par value; authorized-- 30,000,000
      shares; issued and outstanding-17,937,204
      shares at December 31, 2001 and
      June 30, 2002                                       179,372                  179,372
   Additional paid-in capital                         101,401,822              101,401,822
   Accumulated deficit                                (52,435,044)             (55,738,482)
                                                       ----------               ----------
      Total stockholders' equity                       49,146,150               45,842,712
                                                       ----------               ----------

Total liabilities and stockholders' equity           $ 50,681,496             $ 47,124,439
                                                       ==========               ==========


       The accompanying notes are an integral part of these financial statements


                                                         Diacrin, Inc.
                                                  Statements of Operations
                                                          (Unaudited)


                                                        Three Months                 Six Months
                                                       Ended June 30,               Ended June 30,
                                                    2001           2002           2001         2002
REVENUES:
    Research and development                     $  157,545     $  46,853     $  540,607    $  79,441
                                                  ---------      --------      ---------     --------
OPERATING EXPENSES:
    Research and development                      1,698,341     1,699,769      3,148,408    3,322,105
    General and administrative                      461,811       433,603        887,314      790,798
                                                  ---------      --------      ---------      -------

       Total operating expenses                   2,160,152     2,133,372      4,035,722    4,112,903
                                                  ---------     ---------      ---------    ---------

OTHER INCOME (EXPENSE):
     Equity in  operations of joint venture        (160,210)      (39,175)      (382,639)     (70,585)
     Investment income                              832,875       346,126      1,741,733      802,739
     Interest expense                                (3,859)         (866)        (9,043)      (2,130)
                                                  ---------      --------       --------     --------

       Total other income (expense)                 668,806       306,085      1,350,051      730,024
                                                  ---------      --------       --------     --------

NET LOSS                                       $ (1,333,801)  $(1,780,434)   $(2,145,064) $(3,303,438)
                                                 ==========     =========      =========    =========
BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                                 $  (.07)     $   (.10)       $  (.12)     $  (.18)
                                                  =========      ========       ========       =======
SHARES USED IN COMPUTING BASIC
   AND DILUTED NET LOSS PER
   COMMON SHARE                                   17,914,704    17,937,204     17,914,704   17,937,204
                                                  ==========    ==========     ==========   ==========


              The accompanying notes are an integral part of these financial statements



                                                                  Diacrin, Inc.
                                                             Statements of Cash Flows
                                                                   (Unaudited)


                                                                           Six Months
                                                                          Ended June 30,
                                                                        2001         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss	                                                     $ (2,145,064)   $ (3,303,438)
   Adjustments to reconcile net loss to net
       cash used in operating activities-
           Depreciation and amortization                              106,831          96,443
           Equity in operations of joint venture                      382,639          70,585
   Changes in assets and liabilities-
      Interest receivable and other current assets                   (138,883)        (55,343)
      Accounts payable                                                 82,005          (5,500)
      Accrued expenses                                                 95,591        (200,279)
      Deferred revenue from joint venture                             (39,466)          4,079
                                                                     ---------       ---------

   Net cash used in operating activities                            (1,656,347)     (3,393,453)
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in short-term investments                   (15,242,405)      4,186,160
   Purchases of property and equipment, net                             (4,514)        (12,810)
   Decrease in long-term investments                                13,389,015       7,254,442
   Investment in joint venture                                        (597,510)           -
   Return of capital for services provided on behalf of joint venture   52,515          26,480
                                                                       -------         -------

   Net cash (used in) provided by investing activities              (2,402,899)     11,454,272
                                                                     ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                (65,000)       (65,000)
                                                                     ---------      ---------

   Net cash used in financing activities                               (65,000)       (65,000)
                                                                     ---------      ---------
NET (DECREASE) INCREASE IN CASH
	AND CASH EQUIVALENTS                                          (4,124,246)      7,995,819

CASH AND CASH EQUIVALENTS, beginning of period                      11,143,116       8,534,426
                                                                    ----------       ---------

CASH AND CASH EQUIVALENTS, end of period                          $  7,018,870    $ 16,530,245
                                                                    ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest during the period                           $  9,043       $   2,130
                                                                       =======        ========

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

2.   Summary of Significant Accounting Policies

     (a)   Joint Venture Agreement

   In September 1996, the Company and Genzyme Corporation
("Genzyme") formed a joint venture to develop and commercialize two product candidates. The joint venture is funded by Genzyme and the Company in accordance with the terms of the joint venture agreement. Collaborative revenue under the joint venture agreement with Genzyme is recognized as revenue to the extent that the Company's research and development costs are funded by Genzyme through the joint venture. The Company receives non-refundable advances from the joint venture. Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

   The detail of the Company's investment in the joint venture for the second quarter is as follows:

                                          2002
                                         ------
Balance, beginning of period           $  83,984

Contributions to joint venture               -
Return of capital                        (26,480)
Funding of operations of joint venture   (57,504)
                                        ---------
Balance, end of period                 $     -
                                        =========

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

   A summary of the revenue and expenses from the joint venture are as follows:

						      Six months ended June 30,

                                          2001                 2002
                                         ------               ------
Revenue recognized                      $540,607             $79,441
Research and development expense        $720,809            $105,921
Equity in operations of joint venture   $382,639             $70,585


	(b)   Net Loss per Common Share

   In accordance with Statement of Financial Accounting Standards
("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options of 1,258,247 and 1,540,622 at June 30, 2001 and 2002, respectively, because to include such shares would be antidilutive.

      (c)   Reclassification

   Investment income has been reclassified in the prior period financial statements into Other Income/ (Expense) to conform to the current period presentation.

                             Diacrin, Inc.
                      Notes to Financial Statements
                             (Unaudited)

3.   Cash Equivalents and Investments

   The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents, short-term investments and long-term investments at December 31, 2001 and June 30, 2002 consisted of the following:


                                                                              December 31,       June 30,
                                                                                  2001             2002
Cash and cash equivalents-
  Cash                                                                            $  1,003          $   951
  Money market mutual fund                                                       8,533,423       16,529,294
                                                                               -----------        ---------
                                                                              $  8,534,426     $ 16,530,245
                                                                               ===========     ============

Short-term investments-
  Corporate notes (remaining avg. mat. of 3 mos. at June 30, 2002)            $ 26,651,221    $  24,160,073
  U.S. gov't oblig. & agencies (remaining avg. mat. of 6 mos. at June 30, 2002)  6,510,826        5,064,503
  Commercial paper                                                                 248,689            -
                                                                                ----------      -----------
                                                                              $ 33,410,736     $ 29,224,576
                                                                               ===========      ===========
Long-term investments-
  Corporate notes (remaining mat. of 13 mos. at June 30, 2002)                $  4,198,142       $  527,593
  U.S. gov't obligations                                                         3,583,893             -
                                                                                ----------       ----------
                                                                              $  7,782,035       $  527,593
                                                                               ===========      ===========


                                    -8-

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview
     Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, since October 1, 1996, we have received funding from our joint venture with Genzyme in support of the joint venture's product development programs. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At June 30, 2002, we had an accumulated deficit of $55.7 million.

     In 1996, we formed a joint venture with Genzyme to develop and commercialize two product candidates. We are currently responsible for funding 25% of the development and commercialization costs of the joint venture and will share all costs in excess of $50 million equally with Genzyme. As of June 30, 2002, approximately $33.0 million had been contributed to the joint venture by Genzyme and approximately $7.6 million had been contributed by us.

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

Results of Operations

Three Months Ended June 30, 2002 Versus Three Months Ended June
30, 2001

      Research and development revenues of approximately $47,000 for the three months ended June 30, 2002 and $158,000 for the three months ended June 30, 2001 were derived exclusively from the joint venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the joint venture's product candidates.

      Research and development expenses of $1.7 million for the three months ended June 30, 2002 and 2001 remained relatively unchanged between the periods.

      General and administrative expenses were $434,000 and $462,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in general and administrative expenses was primarily due to a decrease in professional fees related to the Company's evaluation of strategic relationships.

      For the three months ended June 30, 2002 and 2001, the Company recorded an expense of $39,000 and $160,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The decreased charge in the current year period was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the joint venture.

      Investment income was $346,000 and $833,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in investment income was due to lower cash balances available for investment in the current year period and a lower return on investment due to the decline in interest rates.

      The Company incurred a net loss of approximately $1.8 million for the three months ended June 30, 2002 versus approximately $1.3 million for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Versus Six Months Ended June 30, 2001

      Research and development revenues of approximately $79,000 for the six months ended June 30, 2002 and $541,000 for the six months ended June
30, 2001 were derived exclusively from the joint venture. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the joint venture's product candidates.

      Research and development expenses were $3.3 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively. The increase in research and development expenses was due to an increase in clinical and production costs related to our human muscle cells for cardiac disease and porcine spinal cord cells for spinal cord injury product candidates.

      General and administrative expenses were $791,000 and $887,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in general and administrative expenses was primarily due to a decrease in professional fees related to the Company's evaluation of strategic relationships.

      For the six months ended June 30, 2002 and 2001, the Company recorded an expense of $71,000 and $383,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The decreased charge in the current year period was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the joint venture.

      Investment income was $803,000 and $1.7 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in investment income was due to lower cash balances available for investment in the current year period and a lower return on investment due to the decline in interest rates.

      The Company incurred a net loss of approximately $3.3 million for the six months ended June 30, 2002 versus approximately $2.1 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

	We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102 million and with the interest earned thereon. In addition, we have recorded approximately $15.3 million in revenue from our joint venture since it commenced on October 1, 1996. At June 30, 2002, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $46.3 million.

      Net cash used in operating activities was $3.4 million for the six months ended June 30, 2002 and $1.7 million for the six months ended June
20, 2001. Cash used in operations for the six months ended June 30, 2002 was primarily attributable to our net loss and a decrease in accrued expenses, offset in part by our equity in operations of joint venture and depreciation. Cash used in operations for the six months ended June 30, 2001 was primarily attributable to our net loss and an increase in interest receivable and other current assets, offset in part by our equity in operations of joint venture and depreciation.

      Net cash provided by investing activities was $11.5 million for the six months ended June 30, 2002. Net cash used in investing activities was $2.4 million for the six months ended June 30, 2001. Net cash provided by investing activities for the six months ended June 30, 2002 was primarily attributable to a decrease in short-term and long-term investments. Net cash used in investing activities for the six months ended June 30, 2001 was primarily attributable to a decrease in short-term investments offset by an increase in long-term investments.

      Net cash used in financing activities of $65,000 for the six months ended June 30, 2002 and 2001 was attributable to principal payments on long-term debt.

	In November 1997, we borrowed $650,000 at the prime rate plus 0.5% (5.25% at June 30, 2002) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. At June 30, 2002 we had $54,167 outstanding under the borrowing. We had no material commitments for capital expenditures as of June 30, 2002. In October 2000, we exercised the first of two options we have to extend the lease of a facility an additional five years. During the extension period, which began in October 2001, we will pay annual rent of approximately $908,000.

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

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our expectations as of August 13, 2002, the date our Quarterly Report on Form 10-Q was filed with the SEC. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See "Cautionary Note Regarding Forward-Looking Statements."

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

     Our cell transplantation technology is complex and novel and there are uncertainties as to its effectiveness

     We have concentrated our efforts and therapeutic product research on cell transplantation technology, and our future success depends on the successful development of this technology. Certain of our product candidates involve xenotransplantation, or the transplantation of cells, tissues or organs from one species to another. These product candidates all involve the transplantation of porcine (pig) cells into humans. Xenotransplantation is an emerging technology with limited clinical experience. Neither the FDA nor any foreign regulatory body has approved any xenotransplantation-based therapeutic product for humans.

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

Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At June 30, 2002, we had an accumulated deficit of $55.7 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

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

Risks Relating to our Common Stock

     Our officers and directors may be able to control the outcome of most corporate actions requiring stockholder approval

     Our directors and officers and entities with which they are affiliated control approximately 41% of our outstanding common stock. Due to this concentration of ownership, this group may be able to prevail on all matters requiring a stockholder vote, including:

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

   We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. For example, if the annualized interest rate on our interest bearing investments were to change
1%, investment income would have hypothetically increased or decreased by approximately $240,000 during the six months ended June 30, 2002. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our response to such hypothetical conditions.

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


PART II.     OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

   (c) The Company did not sell any equity securities during the quarter ended June 30, 2002 that were not registered under the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

      99.1 Statement Pursuant to 18 U.S.C. Section 1350

    (b)   Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2002.

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Diacrin, Inc.



August 13, 2002                                /s/  Thomas H. Fraser
                                              -----------------------
                                                    Thomas H. Fraser
                                                    President and
                                                    Chief Executive Officer



                                               /s/  Kevin Kerrigan
                                              -----------------------
                                                    Kevin Kerrigan
                                                    Controller