Form 10-Q
period 2002-09-30
DIACRIN INC /DE/
filed 2002-11-14
CIK 887137

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-Q

(Mark One)

  x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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

     As of October 31, 2002, 17,937,204 shares of the registrant's Common Stock were outstanding.

                             Diacrin, Inc.
                                Index


                                                              Page
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

  Balance Sheets as of
  December 31, 2001 and September 30, 2002.....................3

  Statements of Operations for each of the three and nine month periods ended September 30, 2001 and 2002....................4

  Statements of Cash Flows for each of the nine month periods ended September 30, 2001 and 2002............................5

  Notes to Financial Statements................................6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................9

Item 3.   Quantitative and Qualitative Disclosure About
           Market Risk........................................21

Item 4.   Controls and Procedures.............................21

PART II. -  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......... 22

Item 4.   Submission of Matters to a Vote of Security Holders.22

Item 6.   Exhibits and Reports on Form 8-K....................22

Signatures....................................................23

Certifications................................................23

         Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to planned timetables for the initiation and completion of various clinical trials. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Certain Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q.

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

                                                            Diacrin, Inc.
                                                           Balance Sheets
                                                             (Unaudited)

                                                    December 31,                September 30,
                                                         2001                       2002
ASSETS
Current assets:
   Cash and cash equivalents                         $  8,534,426               $ 10,846,252
   Short-term investments                              33,410,736                 29,195,630
   Accounts receivable                                       -                     2,000,000
   Interest receivable and other current assets           668,020                    513,908
                                                       ----------                 ----------
     Total current assets                              42,613,182                 42,555,790
                                                       ----------                 ----------
Property and equipment, at cost:
   Laboratory and manufacturing equipment               1,660,963                  1,679,436
   Furniture and office equipment                         324,913                    327,382
   Leasehold improvements                                  77,529                     81,397
                                                        ---------                  ---------
                                                        2,063,405                  2,088,215
   Less- Accumulated depreciation and amortization      1,861,110                  1,971,913
                                                        ---------                  ---------
                                                          202,295                    116,302
                                                        ---------                  ---------

Long-term investments                                   7,782,035                  4,640,235
Investment in joint venture                                83,984                        -
                                                        ---------                  ---------
     Total other assets                                 7,866,019                  4,640,235
                                                       ----------                 ----------

Total assets                                         $ 50,681,496               $ 47,312,327
                                                       ==========                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                  $   119,167             $      21,667
   Accounts payable                                       117,663                    57,455
   Accrued expenses                                     1,269,278                   990,169
   Deferred revenue                                        29,238                 1,937,106
                                                       ----------                ----------
     Total current liabilities                          1,535,346                 3,006,397
                                                       ----------                ----------
Stockholders' equity:
   Preferred stock, $.01 par value, authorized--
      5,000,000 shares; none issued and outstanding          -                         -
   Common stock, $.01 par value; authorized-- 30,000,000
      shares; issued and outstanding-17,937,204
      shares at December 31, 2001 and
      September 30, 2002                                  179,372                  179,372
   Additional paid-in capital                         101,401,822              101,401,822
   Accumulated deficit                                (52,435,044)             (57,275,264)
                                                       ----------               ----------
      Total stockholders' equity                       49,146,150               44,305,930
                                                       ----------               ----------

Total liabilities and stockholders' equity           $ 50,681,496             $ 47,312,327
                                                       ==========               ==========


       The accompanying notes are an integral part of these financial statements


                                                         Diacrin, Inc.
                                                  Statements of Operations
                                                          (Unaudited)


                                                        Three Months                 Nine Months
                                                    Ended September 30,          Ended September 30,
                                                    2001           2002           2001         2002
REVENUES:
    Research and development                     $   69,197     $  92,159     $  609,804    $ 171,599
                                                  ---------      --------      ---------     --------
OPERATING EXPENSES:
    Research and development                      1,587,628     1,523,168      4,736,036    4,845,272
    General and administrative                      381,886       376,843      1,269,199    1,167,641
                                                  ---------      --------      ---------      -------

       Total operating expenses                   1,969,514     1,900,011      6,005,235    6,012,913
                                                  ---------     ---------      ---------    ---------

OTHER INCOME (EXPENSE):
     Equity in  operations of joint venture        (111,113)      (17,493)      (493,753)     (88,078)
     Investment income                              839,676       289,004      2,581,409    1,091,742
     Interest expense                                (2,912)         (441)       (11,955)      (2,570)
                                                  ---------      --------       --------     --------

       Total other income (expense)                 725,651       271,070      2,075,701    1,001,094
                                                  ---------      --------       --------     --------

NET LOSS                                       $ (1,174,666)  $(1,536,782)   $(3,319,730) $(4,840,220)
                                                 ==========     =========      =========    =========
BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                                 $  (.07)     $   (.09)       $  (.19)     $  (.27)
                                                  =========      ========       ========       =======
SHARES USED IN COMPUTING BASIC
   AND DILUTED NET LOSS PER
   COMMON SHARE                                  17,914,704    17,937,204     17,914,704   17,937,204
                                                 ==========    ==========     ==========   ==========


              The accompanying notes are an integral part of these financial statements



                                                                  Diacrin, Inc.
                                                             Statements of Cash Flows
                                                                   (Unaudited)


                                                                           Nine Months
                                                                       Ended September 30,
                                                                        2001         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss	                                                      $ (3,319,730)   $ (4,840,220)
   Adjustments to reconcile net loss to net
       cash used in operating activities-
           Depreciation and amortization                               159,081         110,803
           Equity in operations of joint venture                       493,753          88,078
   Changes in assets and liabilities-
      Accounts receivable                                                  -        (2,000,000)
      Interest receivable and other current assets                      58,424         154,112
      Accounts payable                                                 (15,813)        (60,208)
      Accrued expenses                                                (182,207)       (313,736)
      Deferred revenue                                                (131,727)      1,907,868
                                                                     ---------       ---------

   Net cash used in operating activities                            (2,938,219)     (4,953,303)
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in short-term investments                    (4,940,976)      4,215,106
   Purchases of property and equipment                                  (4,838)        (24,810)
   Decrease in long-term investments                                18,374,887       3,141,800
   Investment in joint venture                                      (1,060,077)           -
   Return of capital for services provided on behalf of joint venture  203,268          30,533
                                                                       -------         -------

   Net cash provided by investing activities                        12,572,264       7,362,629
                                                                     ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                (97,500)        (97,500)
                                                                     ---------       ---------

   Net cash used in financing activities                               (97,500)        (97,500)
                                                                     ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            9,536,545       2,311,826

CASH AND CASH EQUIVALENTS, beginning of period                      11,143,116       8,534,426
                                                                    ----------       ---------

CASH AND CASH EQUIVALENTS, end of period                          $ 20,679,661    $ 10,846,252
                                                                    ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest during the period                           $ 11,955       $   2,570
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

2.    Summary of Significant Accounting Policies

    (a) Terumo Agreement

    In September 2002, the Company entered into a development and license agreement with Terumo Corporation ("Terumo"). Under the terms of the agreement, Diacrin licensed to Terumo its human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development in Japan while Diacrin continues to independently develop its cardiac repair technology for commercialization in the U.S. and elsewhere.
On October 1, 2002, the Company received an upfront non-refundable license fee of $2.0 million. The agreement also includes payments for development milestones and a royalty on product sales. The Company will record the upfront license fee as deferred revenue and recognize revenue over the development period of the agreement in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB
101 requires companies to recognize certain upfront non-refundable fees over the period in which the Company completes its performance obligations under the related agreement when such fees are received in conjunction with an agreement which includes performance obligations. Included in research and development revenue for the three and nine month periods ended
September 30, 2002 is $80,000 in revenue related to performance obligations completed by September 30, 2002.

    Revenue from milestone payments for which we have no continuing performance obligations will be recognized upon achievement of the related milestone. When we have continuing performance obligations, we recognize milestone payments as revenue upon the achievement of the milestone only if all of the following conditions are met:

                             Diacrin, Inc.
                  Notes to Financial Statements
                             (Unaudited)

-  the milestone payments are non-refundable;

- achievement of the milestone was not reasonably assured at the inception of the arrangement;

-  there is a substantial effort involved in achieving the milestone; and

- the amount of the milestone is reasonable in relation to the level of effort associated with achievement of the milestone.

    If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations.

    (b)  Joint Venture Agreement

    In September 1996, the Company and Genzyme Corporation
("Genzyme") formed a joint venture to develop and commercialize two product candidates. The joint venture is funded by Genzyme and the Company in accordance with the terms of the joint venture agreement. Collaborative revenue under the joint venture agreement with Genzyme is recognized as revenue to the extent that the Company's research and development costs are funded by Genzyme through the joint venture. The Company receives non-refundable advances from the joint venture. A portion of deferred revenue at period end represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

    The detail of the Company's investment in the joint venture for the nine months ended September 30, 2002 is as follows:


                                          2002
                                         ------
Balance, beginning of period           $  83,984

Contributions to joint venture               -
Return of capital                        (26,480)
Funding of operations of joint venture   (57,504)
                                        ---------
Balance, end of period                 $     -
                                        =========


	At September 30, 2002, the Company had accrued $35,000 in costs incurred by Genzyme on behalf of the joint venture.

	Contributions to the joint venture represent cash contributions. The return of capital represents cash payments made to the Company by the joint venture for research and development costs that are funded by the Company. Funding of operations of the joint venture represents costs incurred by Genzyme on behalf of the joint venture, which are funded by the Company.

                             Diacrin, Inc.
                      Notes to Financial Statements
                             (Unaudited)

	A summary of the revenue and expenses from the joint venture are as follows:

                                       Nine months ended September 30,

                                          2001                 2002
                                         ------               ------
Revenue recognized                      $609,804             $91,599
Research and development expense        $813,072            $122,132
Equity in operations of joint venture   $493,753             $88,078


    (c)  Net Loss per Common Share

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options of 1,286,497 and 1,481,057 at September 30, 2001 and 2002, respectively, because to include such shares would be antidilutive.

(d)  Reclassification

    Investment income has been reclassified in the prior period financial statements into Other Income / (Expense) to conform to the current period presentation.

3.    Cash Equivalents and Investments

    The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents, short-term investments and long-term investments at December 31, 2001 and September 30, 2002 consisted of the following:


                                                                               December 31,     September 30,
                                                                                   2001             2002
Cash and cash equivalents-
  Cash                                                                             $  1,003          $   952
  Money market mutual fund                                                        8,533,423       10,845,300
                                                                                -----------     ------------
                                                                               $  8,534,426     $ 10,846,252
                                                                                ===========     ============

Short-term investments-
  Corporate notes (remaining avg. mat. of 8 mos. at Sept. 30, 2002)            $ 26,651,221    $  24,165,399
  U.S. gov't oblig. & agencies (remaining avg. mat. of 3 mos. at Sept. 30, 2002)  6,510,826        5,030,231
  Commercial paper                                                                  248,689            -
                                                                                 ----------      -----------
                                                                               $ 33,410,736     $ 29,195,630
                                                                                ===========      ===========
Long-term investments-
  Corporate notes (remaining mat. of 16 mos. at Sept. 30, 2002)                $  4,198,142      $ 4,640,235
  U.S. gov't obligations                                                          3,583,893             -
                                                                                 ----------       ----------
                                                                               $  7,782,035      $ 4,640,235
                                                                                ===========      ===========


                                    -8-

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

   Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent.
Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, since October 1, 1996, we have received funding from our joint venture with Genzyme in support of the joint venture's product development programs.
We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At September 30, 2002, we had an accumulated deficit of $57.3 million.

   In September 2002, we entered into a development and license agreement with Terumo Corporation ("Terumo"). Under the terms of the agreement, we licensed to Terumo our human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development in Japan while we continue to independently develop our cardiac repair technology for commercialization in the U.S. and elsewhere. The agreement includes an upfront non-refundable license fee of $2.0 million, milestone payments and a royalty on product sales.

Critical Accounting Policies

   We believe our most critical accounting policies are those that dictate how we account for our development and license agreement with Terumo and joint venture with Genzyme. On October 1, 2002 we received an upfront non-refundable license fee from Terumo. We will record this fee as deferred revenue and recognize revenue over the development period of the agreement in accordance with SEC Staff Accounting Bulletin No. 101,
"Revenue Recognition" ("SAB 101"). SAB 101 requires companies to recognize certain upfront non-refundable fees over the period in which the Company completes its performance obligations under the related agreement when such fees are received in conjunction with an agreement which includes performance obligations. In 1996, we formed a joint venture with Genzyme to develop and commercialize two product candidates. We record as research and development expense all costs related to the joint venture's product candidates incurred by us on behalf of the joint venture. We then recognize research and development revenue equal to the amount of reimbursement received by us from the joint venture out of funds contributed by Genzyme. We do not recognize research and development revenue for amounts we receive from the joint venture out of funds contributed by us. As Genzyme incurs costs on behalf of the joint venture that we are obligated to fund, we recognize an expense in our statement of operations captioned "Equity in operations of joint venture."

Results of Operations

Three Months Ended September 30, 2002 Versus Three Months Ended
September 30, 2001

   Research and development revenues were approximately $92,000 for the three months ended September 30, 2002 and $69,000 for the three months ended September 30, 2001. The increase in revenues was primarily due to the recognition of $80,000 of revenue in the current year period related to the Company's license and development agreement with Terumo Corporation.

   Research and development expenses were $1.5 million and $1.6 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in expenses was primarily due to a decrease in costs associated with the development of our porcine cells for spinal cord injury technology offset by license costs associated with our human muscle cells for cardiac disease technology.

   General and administrative expenses of $377,000 and $382,000 for the three months ended September 30, 2002 and 2001, respectively, remained relatively unchanged.

   For the three months ended September 30, 2002 and 2001, the Company recorded an expense of $17,000 and $111,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The decreased charge in the current year period was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the joint venture.

   Investment income was $289,000 and $840,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in investment income was due to lower cash balances available for investment in the current year period and a lower return on investment due to the decline in interest rates.

   The Company incurred a net loss of approximately $1.5 million for the three months ended September 30, 2002 versus approximately $1.2 million for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Versus Nine Months Ended
September 30, 2001

   Research and development revenues were $172,000 for the nine months ended September 30, 2002 and $610,000 for the nine months ended September 30, 2001. The decrease in revenues was primarily a result of a decrease in clinical production activity related to the joint venture's product candidates.

   Research and development expenses were $4.8 million and $4.7 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in research and development expenses was due to an increase in costs related to the development of our human muscle cells for cardiac disease technology.

   General and administrative expenses were $1.2 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs related to an executive retention plan and a decrease in professional fees.

   For the nine months ended September 30, 2002 and 2001, the Company recorded an expense of $88,000 and $494,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The decreased charge in the current year period was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the joint venture.

   Investment income was $1.1 million and $2.6 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in investment income was due to lower cash balances available for investment in the current year period and a lower return on investment due to the decline in interest rates.

   The Company incurred a net loss of approximately $4.8 million for the nine months ended September 30, 2002 versus approximately $3.3 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

   We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102 million and with the interest earned thereon. In addition, we have recorded approximately $15.3 million in revenue from our joint venture since it commenced on October 1, 1996. At September 30, 2002, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $44.7 million.

   Net cash used in operating activities was $5.0 million for the nine months ended September 30, 2002 and $2.9 million for the nine months ended September 20, 2001. Cash used in operations for the nine months ended September 30, 2002 was primarily attributable to our net loss and an increase in accounts receivable, offset in part by an increase in deferred revenue. The increase in accounts receivable was due to funds due from Terumo Corporation. Cash used in operations for the nine months ended September 30, 2001 was primarily attributable to our net loss and a decrease in accrued expenses, offset in part by our equity in operations of joint venture and depreciation.

   Net cash provided by investing activities was $7.4 million for the nine months ended September 30, 2002 and $12.6 million for the nine months ended September 30, 2001. Net cash provided by investing activities for the nine months ended September 30, 2002 was primarily attributable to a decrease in short-term and long-term investments. Net cash provided by investing activities for the nine months ended September 30, 2001 was primarily attributable to a decrease in long-term investments offset by an increase in short-term investments.

   Net cash used in financing activities of $97,500 for the nine months ended September 30, 2002 and 2001 was attributable to principal payments on long-term debt.

   In November 1997, we borrowed $650,000 at the prime rate plus
0.5% (5.25% at September 30, 2002) under an unsecured five-year term loan with a bank to finance our biomedical animal facility acquired during 1997. At September 30, 2002 we had $21,667 outstanding under the borrowing.
We had no material commitments for capital expenditures as of September
30, 2002. In October 2000, we exercised the first of two options we have to extend the lease of a facility an additional five years. During the extension period, which began in October 2001, we will pay annual rent of approximately $908,000.

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

Certain Factors That May Affect Future Results

   The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our expectations as of November 13, 2002, the date our Quarterly Report on Form 10-Q was filed with the SEC. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See "Cautionary Note Regarding Forward-Looking Statements."

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

Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At September 30, 2002, we had an accumulated deficit of $57.3 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

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

Risks Relating to Product Manufacturing, Marketing and Sales

     Since we have no sales and marketing experience or infrastructure, we must rely on third parties

     We have no sales, marketing and distribution experience or infrastructure. We plan to rely significantly on sales, marketing and distribution arrangements with third parties for the products that we are developing. For example, under our development and license agreement with Terumo, we have granted to Terumo sales and marketing rights to our human muscle cell transplantation technology for cardiac disease in Japan. We may have limited or no control over the sales, marketing and distribution activities of Terumo in Japan or other collaborative partners. Our future revenues may be materially dependent upon the success of these third parties.

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

     The manufacture of our products would be delayed by disruptions in our supply of porcine tissue

     The manufacture of some of our products requires the continuous availability of porcine tissue harvested from pigs tested to be free of infectious agents and quarantined in a qualified animal facility. Our main sources of these facilities and services are Tufts University School of Veterinary Medicine and PharmServices, Inc., a division of Charles River Laboratories, Inc. A disease epidemic or other catastrophe in either of these facilities could destroy all or a portion of our pig supply, which would interrupt or significantly delay the research, development and commercialization of our products.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

	We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. For example, if the annualized interest rate on our interest bearing investments were to change 1%, investment income would have hypothetically increased or decreased by approximately $354,000 during the nine months ended September 30, 2002. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our response to such hypothetical conditions.

	Our investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, we do not believe that it has a material exposure to interest rate risk.

Item 4.    Controls and Procedures

    (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and controller have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

    (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.     OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

    (c) The Company did not sell any equity securities during the quarter ended September 30, 2002 that were not registered under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Stockholders held on August
29, 2002, the following proposals were adopted by the vote specified below:

    Proposal                   For          Withheld

1.  Election of Directors

  Thomas H. Fraser         14,667,314        91,856
  Zola P. Horovitz         14,667,314        91,856
  John W. Littlechild      14,667,314        91,856
  Stelios Papadopoulos     14,667,314        91,856
  Joshua Ruch              14,667,314        91,856
  Henri Termeer            14,667,314        91,856

                                         For        Against     Abstain
2.  To ratify the selection of
    PricewaterhouseCoopers LLP
    As the Company's independent
    Auditors for fiscal year 2002     14,719,705    28,948       10,517

Item 6.    Exhibits and Reports on Form 8-K

    (a) See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report, which
Exhibit Index is incorporated herein by reference.

    (b) On July 11, 2002, the Company filed a Current Report on Form 8-K under Item 4 announcing the dismissal of Arthur Andersen LLP as the Company's independent auditors and the engagement of PricewaterhouseCoopers LLP.

      On July 25, 2002, the Company furnished the SEC with a Current Report on Form 8-K under Item 9, Regulation FD Disclosure, providing a copy of the Letter to Shareholders which was mailed to all shareholders as part of the Company's Annual Report.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Diacrin, Inc.



November 13, 2002                              /s/  Thomas H. Fraser
                                              -----------------------
                                                    Thomas H. Fraser
                                                    President and
                                                    Chief Executive Officer



                                               /s/  Kevin Kerrigan
                                              -----------------------
                                                    Kevin Kerrigan
                                                    Controller



                              CERTIFICATIONS

I, Thomas H. Fraser, President and Chief Executive Officer, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Diacrin, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                    /s/  Thomas H. Fraser
                                          -----------------------
                                                Thomas H. Fraser
                                                President and
                                                Chief Executive Officer


                           CERTIFICATIONS

I, Kevin Kerrigan, Controller, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Diacrin, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of
1934) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                           /s/  Kevin Kerrigan
                                                ----------------------
                                                       Kevin Kerrigan
                                                       Controller

                              EXHIBIT INDEX

Exhibit Number         Description

  99.1           Chief Executive Officer - Certification
                 pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

  99.2           Controller - Certification pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of
                 2002.