Form 10-K
period 2002-12-31
DIACRIN INC /DE/
filed 2003-03-26
CIK 887137

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  Form 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

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
YES    X        NO	 .
    ------         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  YES       NO   X   .
                                           ----     -----

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on June 28, 2002) was $15,472,000.

     As of March 17, 2003, 17,937,204 shares of the registrant's Common Stock were outstanding.

                 Documents Incorporated by Reference

     The Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholder's to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part, into Part III of this Annual Report on Form 10-K.

          Cautionary Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform
Act of 1995 concerning our business, operations and financial condition, including statements with respect to planned timetables for the initiation and completion of clinical trials. All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Certain Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K.

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

Overview

     We are developing cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. We believe cell transplantation products will address important unmet medical needs and that we will play a leading role in developing these products. We continue to be world leaders in the area of cell transplantation research. We have transplanted cells into approximately 67 patients in FDA approved clinical trials. We are currently focusing most of our efforts towards the development of our cell transplantation technology for the treatment of cardiac disease.

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

     Our scientists have isolated and expanded muscle cells from human tissue and are studying the use of these cells for transplantation into damaged heart muscle. We believe that patients suffering from heart attacks would benefit if these muscle cells could repair their damaged hearts. These cells would be isolated from a muscle biopsy of a patient who had suffered a heart attack, thereby allowing transplantation of a patient's own muscle cells into his or her heart, which would avoid any rejection. In April 2001, we and our collaborators published the results of a muscle cell transplantation preclinical study in the journal Circulation. This study showed that transplantation of muscle cells after myocardial infarction in an animal model attenuated deleterious cardiac remodeling and improved cardiac function.

     We've completed patient recruitment in two Phase 1 clinical trials treating patients with damaged heart muscle. One of these trials involved transplanting muscle cells into a patient's heart at the same time that the patient received a left ventricular assist device (LVAD). The LVAD is implanted in these patients as a bridge to heart transplant. Our clinical trial involved the implantation of 300 million myoblasts in six patients. This clinical trial was conducted at Temple University, University of Michigan and the Bryant LGH Heart Institute. Once a patient receives a new heart in this trial, we are able to histologically examine their old heart. This allows us to evaluate cell survival and new blood vessel formation after transplantation. In March 2003, we and our collaborators published the results from the review of four explanted hearts in the Journal of American College of Cardiology. Upon examination we noted skeletal muscle cells survived and differentiated into mature myofibers in three of the four hearts and in one heart we noticed an increase in small vessel formation at the site of surviving myotubes.

     A second Phase 1 clinical trial involved transplanting muscle cells into the heart at the same time that a patient underwent coronary artery bypass surgery (CABG). This was a 12-patient dose escalation trial with safety being evaluated at doses ranging from 10 million to 300 million cells. This clinical trial was conducted at Arizona Heart Institute, UCLA, The
Cleveland Clinic and Ohio State University. In September 2002, we entered into a development and license agreement with Terumo Corporation. Under the terms of the agreement, we licensed to Terumo our human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development in Japan while we continue to independently develop our cardiac repair technology for commercialization in the U.S. and elsewhere. The agreement includes an upfront non-refundable license fee of $2.0 million which we received in October 2002, milestone payments and a royalty on product sales. The FDA recently cleared our IND for an additional clinical trial involving the transplantation of human muscle cells into the heart at the same time that a patient undergoes CABG. Through this trial, with the involvement of imaging specialists, we plan to define the primary endpoint for a pivotal clinical trial.

Other Development Efforts

     When we began operations thirteen years ago we focused most of our effort on developing porcine (pig) cells for transplantation. In 1995, the United States Food and Drug Administration cleared our IND for the first ever clinical trial to evaluate porcine cells in humans. Since then we've evaluated in human clinical trials the ability of porcine cells to treat many different diseases including Parkinson's disease, stroke, spinal cord injury, focal epilepsy and Huntington's disease. As part of our development of porcine cells we obtained an exclusive, worldwide license from MGH for immunomodulation technology. This technology involved the treatment of isolated cell populations prior to transplantation with antibody fragments directed against MHC class I antigens in order to obviate the need for generalized immunosuppression using agents such as cyclosporin. For years we were encouraged by the results of preclinical and clinical data that showed the cells were safe and could provide a clinical benefit.

     Unfortunately, the development of our porcine cell product candidates has experienced clinical and regulatory setbacks. In March 2001, we announced the results of an 18-patient, pivotal, randomized, double-blinded, placebo-controlled Phase 2 clinical trial involving the use of fetal porcine neural cells for the treatment of Parkinson's disease. We did not see a statistically significant difference between the treated patients and the patients in the control group and, therefore, did not meet the primary endpoint in the trial. Additionally, in April 2000, our Phase 1 trial using porcine neural cells for the treatment of stroke was suspended by the FDA to allow the investigation of two serious adverse events. We and an independent group of experts convened by us feel the adverse events were most likely caused by the procedure to implant the cells and not the cells themselves. However, we were not able to obtain approval from the FDA to continue recruiting patients into the trial.

     While we continue to believe that porcine cells could be developed as viable products, it is clear that the path to product approval will be longer than any of us originally anticipated. There are currently no signs that the challenging regulatory environment surrounding porcine cells is going to ease. We believe that the underlying regulatory concern stems from the possibility that porcine endogenous retrovirus (PERV) could theoretically infect humans, despite the fact that no human has ever been infected. As a result, we have suspended the development of products involving the use of porcine cells. We plan to focus our resources in areas that we believe are more likely to add shareholder value while we continue to monitor the environment surrounding xenotransplantation.

Manufacturing

     We isolate and prepare cell populations in our own clinical production facilities in Charlestown, Massachusetts. Our long-range plan is to expand our internal manufacturing capabilities, including the facilities necessary to test, isolate and package an adequate supply of finished cell products in order to meet our long-term clinical manufacturing needs.

Patents and Licenses

     We intend to aggressively seek patent protection for any products we develop. We also intend to seek patent protection or rely upon trade secrets to protect certain of our technologies which will be used in discovering and evaluating new products. We have 19 issued U.S. patents and 18 patent applications pending with the United States Patent and Trademark Office.
We have also filed foreign counterparts in the European Union and other selected countries. These applications seek composition-of-matter and use protection for the various products we have in development.

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

      We may take advantage of the regulatory pathways which may provide expedited review of our cell transplantation products and allow limited cost recovery during the clinical research phase. These include: (1) expedited review for more effective or better tolerated therapies for serious conditions, commonly referred to as fast track designation, and (2) seeking approval for limited cost recovery during clinical testing under treatment IND status.

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

     Treatment IND. Treatment IND is a mechanism established by the FDA in 1987 which allows a company to distribute promising investigational therapies to patients outside of the established clinical trials and to charge a reasonable fee for such therapy. The disease must be serious or life-threatening and there must not be satisfactory alternative treatments. Treatment IND status has been applied to a variety of diseases including cancer, AIDS, Parkinson's disease, Alzheimer's disease and multiple sclerosis and to several anti-infectives for renal transplant patients. We may pursue this designation, where appropriate.

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

Employees

     As of February 15, 2003, we had 29 full-time employees, 21 of whom were engaged in research, development, clinical and quality assurance/quality control activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Item 2.	 Properties

     We lease a facility which contains approximately 25,000 square feet of space in Charlestown, Massachusetts. The current lease has a five-year term ending in 2006, providing for a base rental rate of approximately $76,000 per month, plus applicable property taxes and insurance. We have the right to extend the lease an additional five years commencing in 2006. Our facilities are equipped with laboratory and cell culture capabilities sufficient to satisfy our research and development requirements for the foreseeable future and cell isolation capabilities sufficient to satisfy our current clinical production requirements. To the extent that additional similar facilities may be required, we may be required to secure additional facilities or seek outside contractors to provide such capabilities.

Item 3.	 Legal Proceedings

     We are currently not a party to any material legal proceedings.

Item 4.	 Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2002.

Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company:

Name                                Age              Position

Thomas H. Fraser, Ph.D.             55   President and Chief Executive Officer;
                                         Director

E. Michael Egan                     49   Chief Operating Officer

Kevin Kerrigan                      32   Controller

Jonathan H. Dinsmore, Ph.D.         41   Senior Director of Cell Transplantation

Roger J. Gay, Ph.D.                 49   Senior Director of Process Development

Abdellah Sentissi, Ph.D.            53   Senior Director of Quality Control
                                         and Quality Assurance

Douglas B. Jacoby, Ph.D.            42   Director of Research

Zola P. Horovitz, Ph.D. (1)         68   Director

John W. Littlechild (2)             51   Director

Stelios Papadopoulos, Ph.D.(1)(2)   54   Director

Joshua Ruch (1)                     53   Director

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

     Kevin Kerrigan has served as our Controller since November 1998. Mr. Kerrigan joined us in 1997 as Accounting Manager. From 1993 to 1997 Mr. Kerrigan was a member of the professional staff of Price Waterhouse LLP, an accounting firm. Mr. Kerrigan received a B.S. degree in accounting from Merrimack College and was awarded a CPA certificate from the Commonwealth of Massachusetts in 1996.

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

     Zola P. Horovitz, Ph.D., has served as a Director of Diacrin since 1994. Dr. Horovitz was Vice President, Business Development and Planning at Bristol-Myers Squibb Pharmaceutical Group from 1991 until 1994 and was
Vice President, Licensing from 1989 to 1991. Prior to 1989, Dr. Horovitz spent 30 years as a member of the Squibb Institute for Medical Research, most recently as Vice President, Research Planning. Dr. Horovitz is also a director of 3-Dimensional Pharmaceuticals, Inc., Avigen, Inc., BioCryst Pharmaceuticals, Genaera Pharmaceuticals, Paligent, Synaptic
Pharmaceuticals, Inc. and Palatin Technologies. Dr. Horovitz received his Ph.D. from the University of Pittsburgh.

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
Stockholder Matters

     Our common stock is traded on the NASDAQ National Market under the symbol DCRN. The following table sets forth for the periods indicated the high and low sale prices for the common stock during 2001 and 2002 as reported on the Nasdaq National Market:




                                       High                           Low

         Fiscal Year 2001

         First Quarter                 6.5000                         1.1250

         Second Quarter                2.9700                         1.0500

         Third Quarter                 2.2000                         1.5000

         Fourth Quarter                2.1500                         1.5000

         Fiscal Year 2002

         First Quarter                 2.3100                         1.7500

         Second Quarter                1.9500                         1.3100

         Third Quarter                 1.6100                         1.0000

         Fourth Quarter                1.4500                          .9900


     As of March 10, 2003 there were approximately 90 record holders of our common stock and approximately 3,000 beneficial owners of our common stock.

     We have never declared or paid cash dividends on our capital stock. We intend to retain earnings, if any, for use in our business and do not anticipate declaring or paying any cash dividends in the foreseeable future.

     We did not sell any equity securities during the quarter ended December 31, 2002 that were not registered under the Securities Act.

Item 6. Selected Financial Data

     The selected financial data set forth below as of December 31, 2002 and for the year ended December 31, 2002 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants, and which are included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 2001 and for the years ended December 31, 2000 and 2001 are derived from our financial statements which have been audited by Arthur Andersen LLP also included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of December 31, 1998, 1999 and 2000 and for the years ended December 31, 1998 and 1999 are derived from our financial statements audited by Arthur Andersen LLP and are not included herein. The data set forth below should be read in conjunction with our financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.



                                                      Year Ended December 31,
                                      -------------------------------------------------------
                                      1998         1999        2000        2001          2002
                                      ----         ----        ----        ----          ----

Statement of Operations Data:                 (in thousands, except share and per share data)
REVENUES:
 Research and development              $ 3,623     $ 2,971     $ 2,082     $   737       $   346
                                       -------     -------     -------      ------       -------

OPERATING EXPENSES:
 Research and development                7,372       5,921       5,997       6,350         6,124
 General and administrative              1,484       1,398       1,348       1,624         1,535
                                      --------      ------     -------      ------       -------
  Total operating expenses               8,856       7,319       7,345       7,974         7,659
                                      --------      ------     -------      ------       -------

OPERATING INCOME (EXPENSE):
 Equity in operations of joint venture  (1,084)     (1,688)     (1,369)       (547)         (103)
 Investment income                       1,576       1,323       3,125       3,150         1,359
 Interest expense                          (89)        (47)        (30)        (14)           (3)
                                      --------      ------     -------      ------       -------
  Total other income (expense)             403        (412)      1,726       2,589         1,253
                                      --------      ------     -------      ------       -------

  Net loss                            $ (4,830)    $(4,760)    $(3,537)    $(4,648)      $(6,060)
                                      ========     =======     =======     ========      ========

Net loss per common share:
  Basic and diluted                   $   (.34)    $  (.33)    $  (.21)    $  (.26)      $ (.34)
                                      =========    =======     ========    ========      =======

Weighted average shares outstanding(1):
  Basic and diluted                  14,156,179  14,364,154   17,073,194   17,914,889   17,937,204
                                     ==========  ==========   ==========   ==========   ==========



                                                             At December 31,
                                      --------------------------------------------------------
Balance Sheet Data:                      1998        1999      2000        2001          2002
                                         ----        ----      ----        ----          ----

Cash, cash equivalents and investments $ 26,270    $ 21,420    $ 54,607   $ 49,727    $ 44,956
Working capital                          21,812      17,133      32,502     41,078      35,696
Total assets                             27,484      22,366      55,793     50,681      45,748
Long-term debt                              392         249         119        -           -
Stockholders' equity                     24,845      20,145      53,766     49,146      43,086


---------------------------------------
(1)   Computed as described in Note 2 (e)  of Notes to Financial Statements.


Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

Overview

     Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition we have received funding from our collaboration with Terumo Corporation
("Terumo") and our joint venture with Genzyme. We do not expect to derive a material amount of revenues from our joint venture with Genzyme in the future. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At December 31, 2002, we had an accumulated deficit of $58.5 million.

     In September 2002, we entered into a development and license agreement with Terumo. Under the terms of the agreement, we licensed to Terumo our human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development in Japan while we continue to independently develop our cardiac repair technology for commercialization in the U.S. and elsewhere. The agreement includes an upfront non-refundable license fee of $2.0 million, milestone payments and a royalty on product sales.

Critical Accounting Policies

     We believe our most critical accounting policies are those that dictate how we account for our development and license agreement with Terumo and joint venture with Genzyme. On October 1, 2002 we received an upfront non-refundable license fee of $2.0 million from Terumo. We recorded this fee as deferred revenue and recognize revenue over the development period of the agreement in accordance with SEC Staff
Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB
101 requires companies to recognize certain upfront non-refundable fees over the period in which the Company completes its performance obligations under the related agreement when such fees are received in conjunction with an agreement which includes performance obligations. Determination of the length of the development period requires management's judgment. Any significant changes in the assumptions underlying our estimates used while applying the percentage of completion method could impact our revenue recognition. Revenue from milestone payments under which we have continuing performance obligations are recognized as revenue upon the achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue.

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

Results of Operations

Year Ended December 31, 2002 Versus Year Ended December 31, 2001

     Research and development revenues were $346,000 for the year ended December 31, 2002 and $737,000 for the year ended December 31, 2001.
The decrease in revenues was primarily a result of a decrease in revenue from our joint venture with Genzyme offset in part by an increase in revenue of $245,000 related to our collaboration with Terumo. The decrease in revenues from our joint venture with Genzyme is due to efforts by us to decrease the costs associated with the joint venture's product candidates. We do not expect to derive a material amount of revenues from our joint venture with Genzyme in the future.

     Research and development expenses were $6.1 million and $6.4 million for the years ended December 31, 2002 and 2001, respectively. The decrease in research and development expenses was primarily due to a decrease in costs related to the development of several xenotransplantation related product candidates offset in part by an increase in costs related to the development of our cell transplantation technology for cardiac repair.

     General and administrative expenses of $1.5 million and $1.6 million for the year ended December 31, 2002 and 2001, respectively, remained relatively unchanged.

     For the year ended December 31, 2002 and 2001, the Company recorded an expense of $103,000 and $547,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The decreased charge in the current year period was primarily due to a decrease in clinical activity performed by Genzyme on behalf of the joint venture.

     Investment income was $1.4 million and $3.2 million for the year ended December 31, 2002 and 2001, respectively. The decrease in investment income was due to lower cash balances available for investment in the current year period and a lower return on investment due to the decline in interest rates.

     Interest expense was $3,000 for the year ended December 31, 2002 and $14,000 for the year ended December 31, 2001. The decrease in 2002 was due to the scheduled pay down of loan debt outstanding.

     The Company incurred a net loss of approximately $6.1 million for the year ended December 31, 2002 versus a net loss of approximately $4.6 million for the year ended December 31, 2001.

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

     Investment income of approximately $3.2 million for the years ended December 31, 2001 and 2000 remained relatively unchanged.

     Interest expense was $14,000 for the year ended December 31, 2001 and $30,000 for the year ended December 31, 2000. The decrease in 2001 was due to the scheduled pay down of lease and loan debt outstanding.

     We incurred a net loss of approximately $4.6 million for the year ended December 31, 2001 versus a net loss of approximately $3.5 million for the year ended December 31, 2000.

Liquidity and Capital Resources

     We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102.0 million and with interest earned thereon. In addition, we have recorded approximately $15.3 million in revenue from our joint venture since it commenced on October 1, 1996. At December 31, 2002, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $45.0 million.

     We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements as currently planned for the foreseeable future. However, our cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, relationships with future strategic partners, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved products and other factors.

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

     Net cash used in operating activities was $4.6 million for the year ended December 31, 2002, $3.9 million for the year ended December 31, 2001 and $2.5 million for the year ended December 31, 2000. Cash used in operations for the year ended December 31, 2002 was primarily attributable to our net loss, offset in part by an increase in deferred revenue of $1.8 million related primarily to an upfront payment by Terumo. Cash used in operations for the years ended December 31, 2001 and 2000 was primarily attributable to our net loss, offset in part by our equity in operations of the joint venture.

     Net cash provided by investing activities was $390,000 and $1.4 million for the years ended December 31, 2002 and 2001, respectively. Net cash used in investing activities was $25.6 million for the year ended December 31, 2000. Net cash provided by investing activities for the years ended December 31, 2002 and 2001 was primarily attributable to a decrease in long-term investments offset by an increase in short-term investments. Net cash used in investing activities for the year ended December 31, 2000 was primarily attributable to an increase in short-term investments and long-term investments. The increase in investments was due to our public offering of Common Stock in March 2000.

     Net cash used in financing activities was $119,000 and $102,000 for the years ended December 31, 2002 and 2001, respectively. Net cash provided by financing activities was $37.0 million for the year ended December 31, 2000. Net cash used in financing activities for the years ended December
31, 2002 and 2001 was primarily attributable to principal payments made on our long-term debt. Net cash provided by financing activities for the year ended December 31, 2000 was primarily attributable to net proceeds from the sale of common stock in a public offering in March 2000.

     Our only material commitment at December 31, 2002 was a lease for a facility. In October 2000, we exercised the first of two options we have to extend this lease an additional five years. Minimum rental payments under the lease are as follows:


                                      Rental
                                    Commitment

                   2003             $ 908,000
                   2004               908,000
                   2005               908,000
                   2006               681,000
                                   ----------
                   Total         $  3,405,000
                                 ============

Diacrin/Genzyme LLC Financial Statements

     For the year ended December 31, 2000, our equity in operations of the joint venture exceeded 20% of our net loss. Accordingly, pursuant to the rules of the Securities and Exchange Commission, our prior year Annual
Report on Form 10-K included separate audited financial statements for the joint venture. For the years ended December 31, 2001 and 2002, our equity in operations of the joint venture did not exceed 20% of our net loss. As a result, the financial information with respect to the joint venture presented in this Annual Report on Form 10-K is unaudited.

Recently Issued Accounting Pronouncements

     In July 2002, the FASB issued SFAS 146, Accounting for Costs
Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material effect on our financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB
Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on our financial condition or results of operations. The disclosure requirements of FIN 45, which are effective for both interim and annual periods that end after December 15, 2002, were adopted by us for the year ended December 31, 2002.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, Accounting for Stock-Based
Compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The transitional disclosure requirements were adopted by us for the year ended December 31, 2002. We expect to adopt the disclosure portion of this statement for the quarter ending March 31, 2003. The application of this standard will have no impact on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June
15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. Based upon the accounting guidance and other information available, we do not believe our joint venture meets the definition of a variable interest entity. We currently believe adoption of FIN 46 will not have a significant impact on the Company. We believe the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for our joint venture.

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. The forward-looking statements contained in this Annual Report on Form 10-K represent our expectations as of March 26, 2003, the date our Annual Report on Form 10-K was filed with the SEC. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See "Cautionary Note Regarding Forward-Looking Statements."

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

     We are focusing our resources on cell transplantation technology which is complex and novel and there are uncertainties as to its effectiveness

     We have concentrated our efforts and therapeutic product research on cell transplantation technology, and our future success depends on the successful development of this technology. Currently, we are focusing most of our resources on the development of our cell transplantation technology for cardiac disease.

     Our technological approaches may not enable us to successfully develop and commercialize any products. Our decision to focus on one technology as opposed to multiple increases the risk associated with our stock. If our approaches are not successful, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy.

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

     The rate of completion of clinical trials depends in part upon the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials and the availability of alternative treatments. In particular, the patient population for some of our clinical trials could be small. Delays in planned patient enrollment may result in increased costs and program delays.

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

     Even if we obtain marketing approval, our products will be subject to ongoing regulatory oversight which may affect the success of our products

     Any regulatory approvals that we receive for a product may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow-up studies. After we obtain marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

     If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At December 31, 2002, we had an accumulated deficit of $58.5 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

     We expect to increase our spending significantly as we develop our research and development programs, expand our clinical trials, apply for regulatory approvals and begin commercialization activities.

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

     Disruptions in our manufacturing process may delay or disrupt our development efforts

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

     Our success could be limited if we are unable to attract and retain key personnel and consultants

     Our success depends substantially on our ability to attract and retain qualified scientific and technical personnel for the research and development activities we conduct or sponsor. If we lose one or more of the members of our senior management or other key employees or consultants, our business and operating results could be seriously harmed.

     Our growth or expansion into areas and activities requiring additional expertise, such as regulatory compliance, manufacturing and marketing, will require the addition of new management personnel. The pool of personnel with the skills that we require is limited. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

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

     Our common stock may be delisted from The Nasdaq National Market, which could cause the price to fall further and decrease it liquidity

     Our common stock trades on The Nasdaq National Market. In order to continue trading on Nasdaq, we must comply with The Nasdaq National Market's continued listing requirements, which require that we either maintain a minimum stockholder's equity of $10 million and a minimum closing bid price of $1.00 per share or, if we fall below the minimum stockholder's equity requirement, maintain a minimum closing bid price of $3.00 per share. At December 31, 2002, we had stockholder's equity of approximately $19.6 million. However, our stockholder's equity may decline. If our stockholder's equity falls below $10.0 million, we will need to maintain a minimum closing bid price of $3.00 rather than $1.00.

     If we do not satisfy Nasdaq's continued listing requirements, our common stock may be delisted from The Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on the Nasdaq Small Cap Market, the over-the-counter markets in the so-called "pink sheets" or the NASD's electronic bulletin board. Consequently, a delisting of our common stock from The Nasdaq National Market would materially reduce the liquidity of our common stock, not only in the number of shares that could be bought and sold, but also through delays in the timing of the transaction and reductions in securities analysts and media coverage. This may reduce the demand for our stock and significantly destabilize the price of our stock.
In addition, a delisting would materially adversely affect our ability to raise additional necessary capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. For example, if the annualized interest rate on our interest bearing investments were to change 1%, investment income would have hypothetically increased or decreased by approximately $473,000 during the year ended December 31, 2002. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our response to such hypothetical conditions.

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


                            PART III

Item 10 - 13.

         The information required for Part III of this Annual Report on Form 10-K is hereby incorporated by reference from portions of our definitive proxy statement relating to the 2003 annual meeting of stockholders, which statement will be filed with the Commission not later than 120 days after the end of our 2002 fiscal year. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Meetings of Board of Directors and Committees," "Executive
Compensation," "Certain Relationships and Related Transactions,"
"Section 16(a) Beneficial Ownership Reporting Compliance,"
"Compensation Committee Interlocks and Insider Participation," and "Principal Stockholders." Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading, "Executive Officers of the Registrant."

Item 14. Controls and Procedures

1.	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures
(as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's Chief
Executive Officer and Controller have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

2.	Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.



                              PART IV

Item 15.	Exhibits, Financial Statements and Reports on Form 8-K

	(a) (1)  Index to Financial Statements

      The following Financial Statements are included in this Annual Report on Form 10-K.


      Financial Statements:                                                     Page

  (a.) Diacrin, Inc.
1.        Report of Independent Public Accountants                               F-1

2.        Balance Sheets as of December 31, 2001 and 2002                        F-3

3.        Statements of Operations for each of the three years in the period
          ended December 31, 2002                                                F-4

4.        Statements of Stockholders' Equity (Deficit) for each of the three
          years in the period ended December 31, 2002                            F-5

5.        Statements of Cash Flow for each of the three years in the period
          ended December 31, 2002                                                F-6

6.        Notes to Financial Statements                                          F-7

  (b.) Diacrin/Genzyme LLC (A Development Stage Enterprise)

1.        Balance Sheets as of December 31, 2001 and 2002                        F-18

2.        Statements of Operations for the years ended December 31, 2001 and
          2002 and for the period from October 1, 1996 (date of inception)
          to December 31, 2002                                                   F-19

3.        Statements of Cash Flows for the years ended December  31, 2001 and
          2002 and for the period from October 1, 1996 (date of inception)
          to December 31, 2002                                                   F-20

4.        Statements of Change in Venturers' Capital (Deficit) for the period
          from October 1, 1996 (date of inception) to December 31, 2002          F-21

5.        Notes to Financial Statements                                          F-22



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

 10.4(a) - Amendment to Sublease dated April 30, 2002                                *

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

 21       - Subsidiaries                                                             *

 23.1     - Consent of PricewaterhouseCoopers LLP                                    *

 99.1     - Chief Executive Officer - Certification pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.                                                                    *

 99.2     - Controller - Certification pursuant to 18 U.S.C. Section 1350, as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.       *

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

Date:  March 26, 2002

	Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                 Date                               Title


/s/ Thomas H. Fraser      March 26, 2003            President, Chief Executive
---------------------                               Officer and Director
Thomas H. Fraser                                   (Principal Executive Officer)


/s/ Kevin Kerrigan        March 26, 2003            Controller
---------------------                              (Principal Financial and
Kevin Kerrigan                                      Accounting Officer)


/s/ Zola P. Horovitz      March 26, 2003            Director
---------------------
Zola P. Horovitz


/s/ John W. Littlechild   March 26, 2003            Director
---------------------
John W. Littlechild


/s/ Stelios Papadopoulos  March 26, 2003            Director
---------------------
Stelios Papadopoulos



/s/ Joshua Ruch           March 26, 2003            Director
---------------------
Joshua Ruch

                           CERTIFICATIONS

I, Thomas H. Fraser, President and Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-K of Diacrin, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors:

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

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Thomas H. Fraser
--------------------
Thomas H. Fraser
President and Chief Executive Officer
(Principal Executive Officer)


                            CERTIFICATIONS

I, Kevin Kerrigan, Controller, certify that:

1. I have reviewed this annual report on Form 10-K of Diacrin, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors:

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

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Kevin Kerrigan
-------------------
Kevin Kerrigan
Controller
(Principal Financial Officer)

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Diacrin, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Diacrin, Inc.
at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United
States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion. The financial statements of Diacrin, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 21, 2002.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
January 21, 2003

The following report is a copy of a report issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.


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

/s/  Arthur Andersen LLP

Boston, Massachusetts
February 21, 2002



                                                    DIACRIN, INC.
                                                   Balance Sheets

                                                                      At December 31,
                                                               ---------------------------
                                                                 2001                2002
                                                                 ----                ----
ASSETS
Current assets:
 Cash and cash equivalents                                  $  8,534,426         $  4,189,700
 Short-term investments                                       33,410,736           33,484,274
 Interest receivable and other current assets                    668,020              683,473
                                                            ------------          -----------
  Total current assets                                        42,613,182           38,357,447
                                                            ------------          -----------
Property and equipment, at cost:
 Laboratory and manufacturing equipment                        1,660,963            1,679,436
 Furniture and office equipment                                  324,913              327,382
 Leasehold improvements                                           77,529               86,597
                                                             -----------          -----------
                                                               2,063,405            2,093,415
  Less - Accumulated depreciation and amortization             1,861,110            1,985,364
                                                             -----------          -----------
                                                                 202,295              108,051
                                                             -----------          -----------

Long-term investments                                          7,782,035            7,282,169
Investment in joint venture                                       83,984                -
                                                             -----------          -----------
  Total other assets                                           7,866,019            7,282,169
                                                             -----------          -----------


Total assets                                                $ 50,681,496         $ 45,747,667
                                                             ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

 Accounts payable                                           $    117,663          $   147,633
 Accrued expenses                                              1,269,278              726,168
 Deferred revenue                                                 29,238            1,787,483
 Current portion of long-term debt                               119,167                -
                                                            ------------          -----------
  Total current liabilities                                    1,535,346            2,661,284
                                                            ------------          -----------

Commitments (Notes 4 and 10)

Stockholders' equity:
 Preferred stock, $0.01 par value; authorized--5,000,000 shares;
  none issued and outstanding                                        -                   -
 Common stock, $0.01 par value; authorized--30,000,000 shares;
  issued and outstanding--17,937,204 shares at
  December 31, 2001 and 2002                                     179,372              179,372
Additional paid-in capital                                   101,401,822          101,401,822
Accumulated deficit                                          (52,435,044)         (58,494,811)
                                                             -----------          -----------
  Total stockholders' equity                                  49,146,150           43,086,383
                                                             -----------          -----------
Total liabilities and stockholders' equity                  $ 50,681,496         $ 45,747,667
                                                             ===========          ===========


         The  accompanying  notes  are an  integral  part  of  these financial statements.

                                              DIACRIN, INC.
                                         Statements of Operations



                                                                 Year Ended December 31,
                                                ------------------------------------------------
                                                      2000               2001             2002
                                                      ----               ----             ----
REVENUES:

   Research and development                     $  2,081,795          $  737,290      $  346,316
                                                ------------         -----------      ----------
OPERATING EXPENSES:

   Research and development                        5,996,550           6,350,190       6,123,580
   General and administrative                      1,348,072           1,624,470       1,535,507
                                                 -----------          ----------       ---------
      Total operating expenses                     7,344,622           7,974,660       7,659,087
                                                 -----------          ----------       ---------
OTHER INCOME (EXPENSE):

   Equity in operations of joint venture          (1,368,945)           (546,562)       (103,069)
   Investment income                               3,124,929           3,149,543       1,358,692
   Interest expense                                  (29,898)            (13,861)         (2,619)
                                                 -----------          ----------       ---------
       Total other income (expense)                1,726,086           2,589,120       1,253,004
                                                 -----------          ----------       ---------

NET LOSS                                         $(3,536,741)        $(4,648,250)    $(6,059,767)
                                                 ===========          ==========       =========
NET LOSS PER COMMON SHARE:
   Basic and diluted                                 $  (.21)             $ (.26)        $ (.34)
                                                 ===========          ==========         =======
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
    Basic and diluted                             17,073,194          17,914,889      17,937,204
                                                 ===========          ==========      ==========


              The  accompanying  notes are an  integral  part of
                          these financial statements.

                                 DIACRIN, INC.
                     Statements of Stockholders' Equity




                                               Common Stock
                                           -------------------
                                             Number      $.01     Additional                      Total
                                               of         Par       Paid-In      Accumulated  Stockholders'
                                             Shares      Value      Capital        Deficit       Equity
                                           ----------   -------    ----------    -----------   ----------
BALANCE, December 31, 1999                 14,386,183   143,862    64,250,741    (44,250,053)  20,144,550

 Proceeds from public offering of
 common stock, net of $2,765,500
 financing costs                            3,450,000    34,500    36,875,000         -        36,909,500

 Exercise of stock options and warrants        78,521       785       248,181         -           248,966

 Net loss                                        -          -            -        (3,536,741)  (3,536,741)
                                           ----------   -------   -----------     ----------   ----------
BALANCE, December 31, 2000                 17,914,704   179,147   101,373,922    (47,786,794)  53,766,275

 Exercise of stock options                     22,500       225        27,900         -            28,125

 Net loss                                       -          -            -         (4,648,250)  (4,648,250)
                                           ----------   -------   -----------     ----------   ----------
BALANCE, December 31, 2001                 17,937,204   179,372   101,401,822    (52,435,044)  49,146,150

 Net loss                                       -          -            -         (6,059,767)  (6,059,767)
                                           ----------   -------   -----------     ----------   ----------
BALANCE, December 31, 2001                 17,937,204   179,372   101,401,822    (58,494,811)  43,086,383
                                           ==========   =======   ===========     ==========   ==========




              The  accompanying  notes are an  integral  part of
                          these financial statements.

                                   DIACRIN, INC.
                            Statements of Cash Flows


                                                                      Year Ended December 31,

                                                            2000              2001            2002
                                                            ----              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (3,536,741)      $ (4,648,250)   $ (6,059,767)

  Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation and amortization                         213,969            209,492         124,254
       Equity in operations of joint venture               1,368,945            546,562         103,069
  Changes in current assets and liabilities-
     Interest receivable and other current assets           (451,041)           112,386         (15,453)
     Accounts payable                                        (29,461)             8,356          29,970
     Accrued expenses                                         55,866            160,687        (555,967)
     Deferred revenue from joint venture                     (94,259)          (315,230)      1,758,245
                                                          ----------          ---------       ---------
     Net cash used in operating activities                (2,472,722)        (3,925,997)     (4,615,649)
                                                          ----------          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Increase in short-term investments                      (5,903,423)       (10,925,061)        (73,538)
  Purchases of property and equipment, net                  (102,510)           (10,706)        (30,010)
  (Increase) decrease in long-term investments           (18,333,856)        13,195,905         499,867
  Investment in joint venture                             (1,947,422)        (1,086,545)        (40,000)
  Return of capital for services provided on behalf
       of joint venture                                      693,932            245,589          33,771
                                                         -----------         ----------      ----------
     Net cash (used in) provided by investing activities (25,593,279)         1,419,182         390,090
                                                         -----------         -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from sale of common stock                  36,909,500               -              -
  Net proceeds from the exercise of stock options and
           warrants                                          248,966             28,125           -
  Principal payments on long-term debt                      (143,350)          (130,000)       (119,167)
                                                         -----------         ----------       ---------
     Net cash provided by (used in) financing             37,015,116           (101,875)       (119,167)
                                                         -----------         ----------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                8,949,115         (2,608,690)     (4,344,726)

CASH AND CASH EQUIVALENTS, beginning of year               2,194,001         11,143,116       8,534,426
                                                         -----------         ----------      ----------
CASH AND CASH EQUIVALENTS, end of year                   $11,143,116        $ 8,534,426     $ 4,189,700
                                                         ===========         ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                  $  30,946           $ 15,547         $  3,148
                                                          =========           ========         ========


        The  accompanying  notes  are an  integral  part of these
                            financial statements.

                                 Diacrin, Inc.

                         Notes to Financial Statements

(1)   Operations and Basis of Presentation

     Diacrin, Inc. (the "Company") was incorporated on October 10, 1989 and is developing cell transplantation technology for the treatment of human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. The Company operates in a single segment.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, reliance on corporate partners to successfully research, develop and commercialize products based on the Company's technologies, and compliance with FDA government regulations and approval requirements as well as the ability to grow the Company's business and obtain adequate financing to fund this growth.

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

     (b)   Cash and Cash Equivalents

     All highly liquid investments with original maturities of three months or less are consider cash equivalents. Cash and cash equivalent balances consist of deposits, commercial paper and investments in a money market mutual fund. At December 31, 2002 and 2001, the Company has classified as cash equivalent approximately $4.2 million and $8.5 million, respectively. These investments are stated at amortized cost, which approximates fair value.

     (c)   Revenue Recognition

     Revenues under the collaboration agreement with Terumo Corporation (see
Note 4) and the joint venture agreement with Genzyme Corporation
("Genzyme") (see Note 5) are recognized as work is performed. Revenues related to the Terumo collaboration are recognized as the Company completes its performance obligations under the related agreement. Revenues under the joint venture agreement are recognized as revenue to the extent that the Company's research and development costs are funded by Genzyme through the joint venture. The Company receives non-refundable monthly advances from the joint venture. Deferred revenue represents amounts received prior to recognition of revenue. Research and development costs are expensed as incurred.

     Revenue from milestone payments under which we have continuing performance obligations are recognized as revenue upon the achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue.

                                   Diacrin, Inc.

     (d)   Income Taxes

     The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences, operating losses, or tax credit carry forwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
See Note 11.

     (e)   Net Loss per Common Share

     In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options of 1,258,247, 1,263,872 and 1,461,557 at December 31, 2000, 2001, and 2002, respectively, because to include such shares would have been antidilutive.

     (f)   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (g)   Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components, including net loss and equity from non-shareholder sources, in a full set of general-purpose financial statements. There are no differences between the Company's reported income and comprehensive income for all periods presented.

     (h)   Fair Value of Financial Instruments

     Financial instruments consist mainly of cash and cash equivalents, short-term investments, long-term investments, accounts payable and current portion of long-term debt. The carrying amounts of these instruments approximate their fair value.

     (i)   Stock-Based Compensation

     Stock options issued to employees under the Company's stock option and employee stock purchase plans are accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, including FASB Interpretation No. 44 (see Note 10). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task
Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are
Issued to Other than Employees.

                               Diacrin, Inc.

     Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net loss and net loss per share in the notes to the financial statements. At December 31, 2002, the Company has three stock-based compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Compnay's employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:


                                        For the year ended December 31,
                                        2000         2001         2002
                                     ----------   ----------    ---------
Net loss applicable to common
stockholders as reported            (3,536,741)   (4,648,250)  (6,059,767)

Deduct: Stock-based compensation
expense determined under fair value
based method for all award          (1,178,182)     (964,544)    (646,554)
                                     ---------     ---------    ---------
Net loss applicable to common
stockholders, pro forma             (4,714,923)   (5,612,794)  (6,706,321)
                                     =========     =========    =========

Basic and diluted net loss per share:

As reported                             $(.21)        $(.26)       $(.34)
                                      =======       =======       ======

Pro forma                               $(.28)        $(.31)       $(.37)
                                      =======       =======       ======

     (j)   Reclassification

     Investment income has been reclassified in the prior period financial statements into Other Income / (Expense) to conform with the current period presentation.


     (k)   New Accounting Standards

     In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material effect on our financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No.
34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002.
We do not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on our financial condition or results of operations. The disclosure requirements of FIN 45, which are effective for both interim and annual periods that end after December 15, 2002, were adopted by us for the year ended
December 31, 2002.

                                  Diacrin, Inc.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The transitional disclosure requirements were adopted by us for the year ended December 31, 2002. We expect to adopt the disclosure portion of this statement for the quarter ending March 31, 2003. The application of this standard will have no impact on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. Based upon the accounting guidance and other information available, we do not believe our joint venture meets the definition of a variable interest entity. We currently believe adoption of FIN 46 will not have a significant impact on the Company. We believe the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for our joint venture.

 (3)   Sale of Common Stock

     In March 2000, the Company completed a public offering of 3,450,000 shares of its common stock for $11.50 per share for net proceeds of approximately $36.9 million.

 (4)   Terumo Agreement

     In September 2002, the Company entered into a development and license agreement with Terumo Corporation ("Terumo"). Under the terms of the agreement, Diacrin licensed to Terumo its human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development in Japan while Diacrin continues to independently develop its cardiac repair technology for commercialization in the U.S. and elsewhere. On October 1, 2002, the Company received an upfront non-refundable license fee of $2.0 million. The agreement also includes payments by Terumo to Diacrin for development milestones and a royalty on product sales. The Company recorded the upfront license fee as deferred revenue and recognizes revenue over the development period of the agreement in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 requires companies to recognize certain upfront non-refundable fees over the period in which the Company completes its performance obligations under the related agreement when such fees are received in conjunction with an agreement which includes performance obligations. Determination of the length of the development period requires management's judgment. Any significant changes in the assumptions underlying our estimates used while applying the percentage of completion method could impact our revenue recognition. Included in research and development revenue for the year ended December 31, 2002 is $245,000 in revenue related to performance obligations completed by December 31, 2002.

                                 Diacrin, Inc.

     Revenue from milestone payments under which we have continuing performance obligations are recognized as revenue upon the achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations.

(5)   Joint Venture Agreement

     In September 1996, the Company and Genzyme Corporation formed a joint venture to develop and commercialize two product candidates. Under the terms of the joint venture agreement, which was effective October 1, 1996, Genzyme agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the two products. All costs incurred in excess of $50 million will be shared equally between Genzyme and the Company in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties. As of December 31, 2002, Genzyme had provided $33.0 million to the joint venture and the Company had provided $7.6 million.

     The Company records as research and development expense all costs related to developing the joint venture's product candidates incurred by it on behalf of the joint venture. The Company recognizes research and development revenue equal to the amount of reimbursement received by it from the joint venture out of funds contributed by Genzyme. The Company does not recognize research and development revenue for amounts received from the joint venture out of funds it contributed. As Genzyme incurs costs on behalf of the joint venture that the Company is obligated to fund, it recognizes an expense in its statement of operations captioned "Equity in operations of joint venture."

     Genzyme agreed to make financing available to Diacrin from and after the date that Genzyme provides the initial $10 million of funding to the joint venture. Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit of up to an aggregate amount of $10 million. Diacrin may draw on the line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the joint venture. The line will be available through the date five years after the date Diacrin first draws on the line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest-bearing, evidenced by a promissory note and subject to other considerations and the aggregate amount of draws in any calendar year may not exceed $5 million. Diacrin did not make any draws on the line through December 31, 2002.

     The Company accounts for its investment in the joint venture on the equity method. The detail of the Company's investment in the joint venture is as follows:


                                           2000           2001        2002
                                           ----           ----        ----
Balance, beginning of year                $103,730       $ 4,785    $ 83,984

Contributions to joint venture           1,947,422     1,086,545      40,000

Return of capital                         (693,932)     (245,589)    (33,772)

Funding of operations of joint venture  (1,352,435)     (761,757)   (103,069)
                                        ----------     ---------     -------
Balance, end of year                        $4,785       $83,984    $(12,857)
                                        ==========     =========     =======

                                       Diacrin, Inc.

     Contributions to the joint venture represent cash contributions. The return of capital represents cash payments made to the Company by the joint venture for research and development costs that are funded by the Company. Funding of operations of the joint venture represents costs incurred by Genzyme on behalf of the joint venture, which are funded by the Company.

     A summary of the revenue and expenses from the joint venture are as follows:


                                            2000          2001          2002
                                            ----          ----          ----
Revenue recognized (see note 2c)        $2,081,795      $737,290      $101,316
Research and development
 expense (see note 2c)                  $2,775,727      $983,054      $135,087
Equity in operations of joint venture   $1,368,945      $546,562      $103,069



(6)   Cash, Cash Equivalents and Investments

     The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates market value. Cash equivalents test is done at purchase date. Investments classification is determined at balance sheet date. Short-term investments and long-term investments have maturities of less than one year and greater than one year, respectively. Cash and cash equivalents, short-term investments and long-term investments at December 31, 2001 and 2002 consisted of the following:




                                                                                2001                2002
                                                                                ----                ----
Cash and cash equivalents-
 Cash                                                                        $     1,003         $       400
 Money market mutual fund                                                      8,533,423           4,189,300
                                                                             -----------         -----------
                                                                             $ 8,534,426         $ 4,189,700
                                                                             ===========         ===========

Short-term investments-
 Corporate notes (remaining avg. maturity of 6 mos. at Dec. 31, 2002)        $26,651,221         $29,981,389
 US Gov't Obligations (remaining maturity of 1 mos. at Dec. 31, 2002)          6,510,826           3,502,885
 Commercial paper                                                                248,689               -
                                                                             -----------         -----------
                                                                             $33,410,736         $33,484,274
                                                                             ===========         ===========

Long-term investments-
 Corporate notes (remaining avg. maturity of 13 mos. at Dec. 31, 2002)       $ 4,198,142         $ 7,282,169
 US Gov't Obligations                                                          3,583,893               -
                                                                             -----------         -----------
                                                                             $ 7,782,035         $ 7,282,169
                                                                             ===========         ===========

     During the year ended December 31, 2001 the Company sold two of its held-to-maturity investments due to significant evidence of deterioration in the issuers' creditworthiness. The cost of the two investments was approximately $5.5 million and the sale resulted in a realized gain of approximately $96,000, which is included in Investment income on the statement of operations for the year ended December 31, 2001. This sale represents a change in circumstances as defined in SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and does not impact the classification of the remaining portfolio as held-to-maturity investments as the Company continues to have the intent and ability to hold its investments to maturity.

                                Diacrin, Inc.

(7)   Accrued Expenses

     Accrued expenses consisted of the following at December 31, 2001 and 2002:


                                                   2001                 2002
                                                   ----                 ----

    Accrued clinical trials costs               $ 499,341           $ 223,145
    Accrued professional fees                     138,364             137,879
    Accrued payroll                               288,813             163,000
    Accrued contract research costs                98,934              72,590
    Accrued other                                 243,826             129,554
                                                 --------           ---------
    Total                                      $1,269,278           $ 726,168
                                              ===========          ==========

(8)   Long-term Debt

     In November 1997, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $650,000 to construct a pilot manufacturing facility. The loan was paid in 60 principal installments of $10,833 commencing December 1, 1997 and ending
November 1, 2002.

(9)   Preferred Stock

     The Company has authorized 5,000,000 shares of undesignated preferred stock. The Company's Board of Directors is authorized, subject to any limitations prescribed by law and without further stockholder approval, to issue from time to time up to 5,000,000 shares of preferred stock in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and rights or privileges as shall be determined by the Board of Directors. There have been no shares of preferred stock issued by the Company.

(10)   Common Stock Options

     In 1990, the Company established the 1990 Stock Option Plan (the "1990 Plan") which authorized the Board of Directors to grant incentive stock options, non-qualified stock options and stock appreciation rights to employees, directors and consultants of the Company for up to 800,000 shares of the Company's common stock. All options granted have 10-year terms, and the majority vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. In 2000, the 1990 Plan expired and no further grants have been made. All options outstanding on the expiration date remain in effect.

     In July 1994, the stockholders approved the 1994 Directors' Stock Option Plan (the "Director Plan") which automatically grants an option to each eligible outside director of the Company for the purchase of 7,500 shares of common stock at an exercise price of the then fair market value. Each option granted under the Director Plan has a 10-year term and may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter. In December 1996, the Board of Directors amended the Director Plan to automatically grant 15,000 options to each new eligible outside director. The Company has reserved 30,000 shares for issuance under this plan. As of December 31, 2002, there were 15,000 options outstanding under the Director Plan at a weighted average exercise price of $9.50 per share. As of December 31, 2002, there were options to purchase 13,125 shares of commons stock available for future grant under the Director Plan.

     In June 1997, the stockholders approved the 1997 Stock Option Plan (the "1997 Plan") under which the Board of Directors is authorized to grant incentive stock options and non-qualified stock options to employees, directors and consultants of the Company for up to 1,200,000 shares of the Company's common stock. All options granted have 10-year terms, and vest in equal annual installments of 25% over four years of continued service from the date of hire or grant. As of December 31, 2002, options to purchase 336,000 shares of common stock were available for future grant under the 1997 Plan.

                                    Diacrin, Inc.

     The following table summarizes incentive and non-qualified stock option activity:



                                              Number of         Weighted average
                                               options          Exercise price

Balance, December 31, 1999                    1,236,523               5.14
   Options granted                              154,750               5.56
   Options exercised                            (75,526)              2.66
   Options canceled                             (57,500)              8.91
                                              ---------               ----
Balance, December 31, 2000                    1,258,247               5.15
   Options granted                               32,000               2.18
   Options exercised                            (22,500)              1.25
   Options canceled                              (3,875)              6.27
                                               ---------              ----
Balance, December 31, 2001                    1,263,872             $ 5.14
   Options granted                              302,000               2.00
   Options exercised                              -                    -
   Options canceled                            (104,315)              5.20
                                               ---------              ----
Balance, December 31, 2002                    1,461,557             $ 4.49
                                              =========               ====

Exercisable, December 31, 2002                1,046,557             $ 5.12
                                              =========               ====

Exercisable, December 31, 2001                  988,996            $  5.08
                                               ========               ====

Exercisable, December 31, 2000                  860,869            $  4.68
                                               ========               ====

      All options have been granted at the fair market value of the Company's common stock on the date of grant.

     The following table summarizes certain information about options outstanding and exercisable at December 31, 2002:

                             Options outstanding
--------------------------------------------------------------------------------
                          Number of options        Weighted     Weighed average
                             outstanding at    average remaining   exercise
Range of exercise prices   December 31, 2002    contractual life     price
------------------------   -----------------    ----------------  --------------
$1.22 to $2.50                 787,057                4.12           $2.09
$4.63 to $7.50                 435,250                6.67           $5.76
$7.88 to $12.00                239,250                4.79          $10.06
                             ---------                               -----
                             1,461,557                               $4.49
                             =========                               =====

                                Diacrin, Inc.

                              Options exercisable
--------------------------------------------------------------------------------
                                      Number exercisable        Weighted average
Range of exercise prices              At December 31, 2002       exercise price
------------------------             ----------------------     ----------------
$1.25 to $2.50                            478,057                    $2.15
$4.63 to $7.50                            341,250                    $5.91
$7.88 to $12.00                           227,250                   $10.18
                                          -------                    -----
                                        1,046,557                    $5.12
                                        =========                    =====

     The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has included the pro forma disclosure required by SFAS No. 123 for all periods presented.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS No. 123. The fair-value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 2001 and 2002: risk-free interest rates of 6.0%, 6.0% and 3.0% for 2000, 2001 and 2002; dividend yield of 0% for all years; volatility factor of the expected market price of the Company's common stock of 95% for all years; and a weighted-average expected life of the options of 7.5 years for all years. The weighted average fair value of options granted in 2000, 2001 and 2002 was $4.71, $1.85 and $1.66, respectively.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The aggregate fair value of options granted in 2000, 2001 and 2002 was approximately $729,000, $59,000 and $500,000, respectively. See Note 2(i).

                              Diacrin, Inc.

(11)   Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company has recorded no provision for federal and state income taxes. As of December 31, 2002 the Company has federal and state tax NOL carryforwards of $57,748,000 and $25,029,000, respectively. These NOL carryforwards begin to expire in 2005 and 2003, respectively. The net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service.

     Net operating loss and tax credit carryforwards may be limited in the event of certain changes in the ownership interests of significant shareholders. The Company believes the issuance of the convertible notes payable in May 1995, as well as the initial public offering in February 1996, caused a change in ownership, as defined by the Tax Reform Act of 1986 (the "Act"). Additionally, the Company's private placement in 1998 and secondary offering in 2000 may have caused a change in ownership, as defined by the Act. Ownership changes in future periods may further limit the Company's ability to utilize net operating loss and tax credit carryforwards.

The components of the net deferred tax assets are approximately as follows:

                                                  2001                   2002
                                                  ----                   ----
         Loss carryforwards                 $21,360,000             $21,204,000
         Credit carryforwards                 4,250,000               6,062,000
         Other temporary differences             43,500                  (3,000)
                                            -----------              ----------
         Total deferred tax assets           25,653,500              27,263,000
         Less - valuation allowance         (25,653,500)            (27,263,000)
                                             ----------              ----------
         Net deferred tax asset             $     -                 $     -
                                            ===========             ==========


     The Company has determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced all of the deferred tax assets to zero. The change in the total valuation allowance during the year ended December 31, 2002 was an increase of approximately $1,609,500 and relates to the increase in the deferred tax asset which is primarily due to the net operating loss generated during 2002.

(12)   Facility Lease

     During 1991, the Company entered into a 10-year operating lease for a facility. In October 2000, the Company exercised the first of two options to extend the lease an additional five years commencing October 2001. Minimum rental payments under the lease are as follows:

                                                                   Rental
                                                                 Commitment
                                                                 ----------
                    2003                                        $  908,000
                    2004                                           908,000
                    2005                                           908,000
                    2006                                           681,000
                                                                 ---------
                                                                $3,405,000
                                                                 =========

     Total rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $751,000, $758,000 and $981,000, respectively.

                             Diacrin, Inc.

(13)   Employment Retirement / Savings Plan

     The Company maintains an employee retirement / savings plan (the "Plan") which permits participants to make tax deferred contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. All active employees, 21 years of age or older, who have completed a calendar quarter of service are eligible to participate in the Plan. The Company pays all administrative costs of the Plan. During 2000, 2001 and 2002 the Company made discretionary contributions of $28,500, $54,700 and $57,600, respectively, to the Plan.

(14)   Quarterly Results of Operations (Unaudited)

     The following table presents, in thousands, a condensed summary of quarterly results of operations for the years ended December 31, 2002 and 2001:

                                            Year Ended December 31, 2002
                                       First      Second      Third      Fourth
                                      Quarter    Quarter     Quarter    Quarter
                                      -------    -------     -------    -------

Total revenue                         $    33     $    47     $   92     $  174
                                      =======     =======     ======     ======

Net loss                              $(1,523)    $(1,780)   $(1,537)   $(1,220)
                                      =======     =======    =======     ======

Basic and diluted net loss per
common share                          $ (.08)     $ (.10)     $ (.09)    $ (.07)
                                      =======     ======      ======     ======


                                            Year Ended December 31, 2001
                                       First      Second      Third      Fourth
                                      Quarter    Quarter     Quarter    Quarter
                                      -------    -------     -------    -------

Total revenue                         $   383     $   158     $   69     $  127
                                      =======     =======     ======     ======

Net loss                              $  (811)    $(1,334)   $(1,175)   $(1,328)
                                      =======     =======    =======     ======

Basic and diluted net loss per
common share                          $ (.05)     $ (.07)     $ (.07)    $ (.07)
                                      =======     ======      ======     ======

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                                     Balance Sheets
                               December 31, 2001 and 2002
                                        Unaudited


                                                              2001                   2002
Assets
Current assets:
   Cash                                                    $   498,093           $   91,527
   Prepaid to Diacrin, Inc. (Note C)                            50,014               53,260
   Other current assets                                         11,267                1,667
                                                           -----------           ----------
       Total current assets                                    559,374              146,454

Property and equipment, net (Note D)                           106,365                -
                                                           -----------           ----------
       Total assets                                        $   665,739           $  146,454
                                                           ===========           ==========
Liabilities and Venturers' Capital (Deficit)
Payable to Genzyme Corporation (Note C)                    $    77,699           $    8,742
Accrued expenses                                                  -                   3,334
                                                           -----------           ----------
       Total liabilities                                        77,699               12,076

Commitments and contingencies (Note C)

Venturers' capital (deficit) (including deficit accumulated
 during the development stage of $40,655,182);
   Venturers' capital - Genzyme Corporation                    485,654              145,408
   Venturers' capital - Diacrin, Inc.                          102,386              (11,030)
                                                           -----------            ---------
       Total Venturers' capital (deficit)                      588,040              134,378
                                                           -----------            ---------
       Total liabilities and Venturers' capital (deficit)  $   665,739            $ 146,454
                                                           ===========            =========





              The  accompanying  notes are an  integral  part of
                         these financial statements.

                               Diacrin/Genzyme LLC
                        (A Development Stage Enterprise)

                             Statements of Operations
                                   (Unaudited)


                                                                                          For the period
                                                                                               from
                                                                                         October 1, 1996
                                                                                       (date of inception)
                                                                                          to December 31,
                                                               2001             2002            2002

Operating costs and expenses:
   Research and development - Genzyme Corporation          $ 2,178,191       $  361,186     $ 22,100,466
   Research and development - Diacrin, Inc.                    983,054          135,087       18,164,962
   General and administrative                                   64,959           54,667          397,379
   Loss from disposal of fixed assets                            -               66,299           66,299
                                                           -----------       ----------      -----------
        Total operating costs and expenses                   3,226,204          617,239       40,729,106

Interest income                                                 56,902            3,577           73,924
                                                            ----------       ----------       ----------
        Net loss                                           $(3,169,302)      $ (613,662)    $(40,655,182)
                                                            ==========       ==========       ==========























               The  accompanying  notes are an  integral  part of
                         these financial statements.

                               Diacrin/Genzyme LLC
                         (A Development Stage Enterprise)

                             Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the period
                                                                                                   from
                                                                                              October 1, 1996
                                                                                            (date of inception)
                                                                                              to December 31,
                                                           2001               2002                 2002
Cash flows from operating activities:
Net loss                                               $ (3,169,302)      $   (613,662)      $ (40,655,182)
   Reconciliation of net loss to net cash used
       Depreciation                                          49,811             40,066             246,462
       Loss on disposal of fixed assets                       -                 66,299              66,299
       Increase (decrease) in cash from working
           Prepaid to Diacrin, Inc.                         315,230             (4,913)            (54,927)
           Payable to Genzyme Corporation                (2,072,790)           (68,957)              8,742
           Other current assets                               -                 11,267                -
           Accrued expenses                                 (23,900)             3,334               3,334
                                                         ----------         ----------          ----------
Net cash used by operating activities                    (4,900,951)          (566,566)        (40,385,272)

Cash flows from investing activities:
   Acquisition of property and equipment                      -                  -               (312,761)

Cash flows from financing activities:
   Capital contributed by Genzyme Corporation             3,280,155            120,000          33,136,794
   Capital contributed by Diacrin, Inc.                   1,086,719             40,000           7,652,766
                                                         ----------          ---------          ----------
Net cash provided by financing activities                 4,366,874            160,000          40,789,560
                                                         ----------          ---------          ----------
(Decrease) increase in cash                                (534,077)          (406,566)             91,527
Cash at beginning of period                               1,032,170            498,093                 -
                                                         ----------          ---------          ----------
Cash at end of period                                    $  498,093          $  91,527          $   91,527
                                                         ==========          =========          ==========












              The  accompanying  notes are an  integral  part of
                        these financial statements.

                               Diacrin/Genzyme LLC
                         (A Development Stage Enterprise)

              Statements of Changes in Venturers' Capital (Deficit)
  For the Period from October 1, 1996 (Date of Inception) to December 31, 2002
                                  (Unaudited)



                                                                                                                    Total
                                                                                 Unpaid Venturers' capital        Venturers'
                                            Genzyme                               Genzyme          Diacrin,        capital
                                           Corporation        Diacrin, Inc.      Corporation         Inc.         (deficit)

1996 capital contributions                $ 1,911,968        $    -            $     -             $    -         $ 1,911,968
1996 net loss                              (1,542,374)            -                  -                  -          (1,542,374)
                                          -----------        -----------         ---------          ---------      ----------
Balance at December 31, 1996                  369,594             -                  -                  -             369,594

1997 capital contributions                  6,819,536             -                  -                  -           6,819,536
1997 net loss                              (6,809,012)            -                  -                  -          (6,809,012)
                                          -----------        -----------         ---------          ----------    -----------
Balance at December 31, 1997                  380,118             -                  -                  -             380,118

1998 capital contributions                  7,709,137         2,085,079          (704,415)          (175,838)       8,913,963
1998 net loss                              (7,608,663)       (1,986,683)             -                  -          (9,595,346)
                                          -----------        ----------          --------          ---------      -----------
Balance at December 31, 1998                  480,592            98,396          (704,415)          (175,838)        (301,265)

1999 capital contributions                  8,068,415         2,691,774           (60,267)           (22,390)      10,677,532
1999 net loss                              (8,035,058)       (2,678,353)             -                  -         (10,713,411)
                                           ----------        ----------          ---------          ---------      ----------
Balance at December 31, 1999                  513,949           111,817          (764,682)          (198,228)        (337,144)

2000 capital contributions                  6,089,247         2,029,749           (96,982)           (82,327)       7,939,687
2000 net loss                              (6,159,056)       (2,053,018)             -                  -          (8,212,074)
                                           ----------        ----------          --------           ---------      ----------
Balance at December 31, 2000                  444,140            88,548          (861,664)          (280,555)        (609,531)

2001 capital contributions                  2,418,491           806,164           861,664            280,555        4,366,874
2001 net loss                              (2,376,977)         (792,326)             -                  -          (3,169,303)
                                           ----------        ----------          --------          ---------       ----------
Balance at December 31, 2001               $  485,654        $  102,386          $   -             $    -           $ 588,040

2002 capital contributions                    120,000            40,000              -                  -             160,000
2002 net loss                                (460,246)         (153,416)             -                  -            (613,662)
                                           ----------        ----------          --------          ---------       ----------
Balance at December 31, 2002               $  145,408        $  (11,030)          $  -             $    -           $ 134,378
                                           ==========        ==========          ========          =========       ==========










               The  accompanying  notes are an  integral  part of
                         these financial statements.

                              Diacrin/Genzyme LLC
                       (A Development Stage Enterprise)

               Notes to December 31, 2002 Financial Statements
                                 (Unaudited)

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

                           Diacrin/Genzyme LLC
                    (A Development Stage Enterprise)

      Notes to December 31, 2002 Financial Statements (Continued)
                               (Unaudited)

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

C.   Agreements with Venturers

Funding
     Genzyme agreed to make available to Diacrin an unsecured, subordinated line of credit (the "Line") of up to an aggregate amount of $10.0 million after the date that Genzyme provided the initial $10.0 million of funding to the Joint Venture. Diacrin may draw on the Line only in the event that Diacrin's cash and cash equivalents are insufficient to fund Diacrin's budgeted operations for a specified period of time, and the funds may be used by Diacrin only to fund capital contributions to the Joint Venture. The Line will be available through the date five years after the date Diacrin first draws on the Line, and all outstanding principal and interest will be due on that fifth anniversary. Advances will be interest bearing, evidenced by a promissory note and subject to other considerations; and the aggregate amount of draws in any calendar year may not exceed $5.0 million. As of December 31, 2002, Diacrin had not made any draws on the Line.

     During the year ended December 31, 1998, Genzyme provided its initial $10.0 million of funding to the Joint Venture. After the initial $10.0 million, Genzyme and Diacrin provide 75% and 25%, respectively, of the next $40.0 million of funding to the Joint Venture. Thereafter, all funding will be shared equally by the two parties. As of December 31, 2002, Genzyme and Diacrin have funded $33.0 million and $7.6 million, respectively.

                         Diacrin/Genzyme LLC
                 (A Development Stage Enterprise)

      Notes to December 31, 2002 Financial Statements (Continued)
                            (Unaudited)

Other Agreements
     The payable to Genzyme Corporation will be settled by cash payment and represents costs incurred by Genzyme that are reimbursable under the Collaboration Agreement. The prepaid to Diacrin is an estimate of the reimbursable costs Diacrin expects to incur on behalf of the Joint Venture in the next calendar quarter.

     Genzyme charged the Joint Venture for use of certain research and development facilities under a three-year agreement which commenced July 1, 1998. The charges were $182,082 and $1,520,820 for the year ended December 31, 2001 and from inception through December 31, 2001, respectively. There were no charges for rent during the year ended December 31, 2002.

D.   Property and Equipment

     Property and equipment is stated at cost. At December 31, 2001, property and equipment consisted of the following:




                                               2001
                                           (Unaudited)

Lab equipment                                $200,199
Computer equipment                             71,991
Leasehold improvements                         27,608
Furniture and fixtures                         12,963
                                             --------
                                              312,761
Less:   accumulated depreciation             (206,396)
                                             --------
Property and equipment, net                  $106,365
                                             ========

     Depreciation expense was $49,811 and $40,066 for the years ended December 31, 2001 and 2002, respectively, and $246,462 from inception through December 31, 2002. During the year ended December 31, 2002, the joint venture disposed of its property and equipment and recorded a loss of $66,299 related to this disposal.