Form 10-K/A
period 2002-12-31
DIACRIN INC /DE/
filed 2003-04-29
CIK 887137

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

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
                                         ---     ---

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on June 28, 2002) was $15,472,000.

     As of March 17, 2003, 17,937,204 shares of the registrant's Common Stock were outstanding.


                             Explanatory Note

     This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the
"Report") is being filed to add the information required to be set forth in Part III of the Report

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

         Based solely on our review of the copies of such reports received or written representations that no other reports were required, we believe that during the fiscal year ended December 31, 2002, our officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to such individuals.

Item 11. Executive Compensation

         Summary Compensation Table. The following table sets forth certain information with respect to the annual and long-term compensation for each of the last three fiscal years of the Company's Chief Executive Officer, Chief Operating Officer and Controller (the "Named Officers"):


                                     Annual Compensation         Long-Term       All Other
                                                                Compensation   Compensation (3)
                                                              ------------   ----------------
                                                                  Awards
                                                               -------------------------------
     Name and                                                   Securities
Principal Position        Year    Salary($)(1)   Bonus($)(2)    Underlying
                                                               Options (#)
------------------        ----    ------------   ----------     -----------
Thomas H. Fraser          2002    $   277,500    $   126,750      65,000         $    6,000
  President and Chief     2001        275,000        137,500        -                 5,250
  Executive Officer       2000        270,000         25,000      25,000              2,625

E. Michael Egan           2002    $   222,500    $    95,000      40,000         $    5,500
  Chief Operating Officer 2001        220,000        110,000        -                 5,250
                          2000        200,000         20,000      20,000              2,625

Kevin Kerrigan            2002    $    98,250    $    33,375      20,000         $    2,948
  Controller              2001         93,500         46,750        -                 2,805
                          2000         85,000          8,000      10,000              1,275



-------------------------------
(1)	Amounts shown include cash compensation earned and
received by the Named Officers as well as amounts earned but deferred at the election of these officers to our 401(k)
Plan.

(2)	Amounts in this column represent bonuses paid or accrued
under a retention or bonus plan.

(3)	Represents matching contributions under our 401(k) Plan.

     Option Grants Table. The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2002 to the Named Officers:

                                    Individual Grants
                     -------------------------------------------

                    Number of      Percent of                                Potential Realizable Value at
                   Securities    Total Options                                  Assumed Annual Rates of
                   Underlying      Granted to     Exercise or                 Stock Price Appreciation for
                     Options      Employees in     Base Price    Expiration         Option Term (2)
   Name	         Granted (#) (1)  Fiscal Year       ($/Sh)         Date	            5% ($)         10% ($)
-----------     ----------------  -----------     -----------    ----------      ----------      ----------
Thomas H. Fraser     65,000          22%             $2.08        1/14/12         $85,027         $215,474
E. Michael Egan      40,000          13%             $2.08        1/14/12         $52,324         $132,599
Kevin Kerrigan       20,000           7%             $2.08        1/14/12         $26,162          $66,300


-------------------------------
(1)	Options granted in 2002 become exercisable in four equal annual installments, commencing 12 months after the date of grant.

(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.
Actual gains, if any, on stock option exercises will depend on the future performance of the Company's Common Stock and the date on which the options are exercised.

     Aggregated Option Exercises and Year-End Option Table. The following table sets forth certain information regarding aggregate option exercises during the fiscal year ended December 31, 2002 and the number and value of unexercised stock options held as of December 31, 2002 by the Named
Officers:


                                                                Number of
                                                         Securities Underlying    Value of Unexercised In-
                                                         Unexercised Options at     the-Money Options at
                                                           Fiscal Year-End (#)     Fiscal Year-End ($) (2)
                                                         ----------------------    -----------------------
                  Shares Acquired       Value Realized          Exercisable/             Exercisable/
  Name            on Exercise (#)          ($) (1)             Unexercisable            Unexercisable
-----------       ---------------       --------------        ---------------          ---------------
Thomas H. Fraser         -                     -             197,500 / 67,500             -   /    -
E. Michael Egan          -                     -             207,495 / 45,000             -   /    -
Kevin Kerrigan           -                     -              29,500 / 22,500             -   /    -


---------------------
(1)	Represents the difference between the exercise price
and the value of our common stock on the date of exercise.

(2)	Based on the value of our common stock on December 31,
2002 ($1.091 per share), the last trading day of 2002, less the applicable option exercise price.

Director Compensation

         Dr. Horovitz receives $2,000 plus expenses per board meeting he attends plus an additional $4,000 annually for his work as a Director and Chairman of the Audit Committee. No other directors receive any cash compensation for services on the board of directors.

         On June 17, 2002, all non-employee directors were granted an option to purchase 10,000 shares of common stock under our 1997 Stock Option Plan at an exercise price of $1.62 per share. The options may be exercised on a cumulative basis as to 25% of the shares on the first anniversary of the date of grant and an additional 25% at the end of each one-year period thereafter.

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

Compensation Committee Interlocks and Insider Participation

         Henri Termeer served on our Board of Directors until November 2002. Mr. Termeer resigned from our Board because certain programs at Diacrin are potentially competitive with programs at Genzyme. While a member of our Board of Directors, Mr. Termeer also served on our Compensation Committee. In September 1996, we formed a joint venture with Genzyme Corporation to develop and commercialize two product candidates.
Under the terms of the joint venture agreement which became effective on October 1, 1996, Genzyme agreed to provide 100% of the first $10 million in funding and 75% of the following $40 million in funding for the development and commercialization of the two products. All costs incurred in excess of $50 million are to be shared equally between us and Genzyme in accordance with the terms of the agreement. Any profits of the joint venture will be shared equally by the two parties. Mr. Termeer is President, Chief Executive Officer and Chairman of the Board of
Genzyme. We have recorded approximately $15.3 million in revenue from the joint venture since it commenced, approximately $101,000 of which the Company recognized during 2002.

       On February 20, 2003, Diacrin entered into an engagement letter with SG Cowen Securities Corporation pursuant to which SG Cowen agreed to serve as Diacrin's financial advisor in connection with the merger. Pursuant to the engagement letter, we have agreed to pay SG Cowen $900,000. In addition, we have agreed to reimburse SG Cowen for all expenses incurred in connection with the services it provides to us in connection with the merger. Dr. Stelios Papadopoulos, a member of our Board of Directors and a member of our Compensation Committee, is a manging director of SG Cowen Securities Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholders Matters

         The following table sets forth the beneficial ownership of our common stock as of March 31, 2003 by:

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

         The "Options" column reflects shares of our common stock subject to options which are exercisable within 60 days after March 31, 2003. The shares of our common stock which are subject to options are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. As of March 31, 2003, there were 17,937,204 shares of our common stock outstanding.


                                               Number of Shares        Percentage of
                                              Beneficially Owned       Common Stock
  Name and Address                          Shares           Options   Outstanding
 ------------------                         ------           -------   -------------
HealthCare Ventures II, L.P. (1)........  3,196,385             -          17.8%
HealthCare Ventures III, L.P. (1).......    994,078             -           5.5
HealthCare Ventures IV, L.P. (1)........    291,922             -           1.6
State of Wisconsin Investment Board (2).  2,658,200             -          14.8
Rho Management Trust II (3).............  1,592,887             -           8.9
Hudson Trust (4)........................  1,342,680             -           7.5
Thomas H. Fraser, Ph.D. ................    505,988          197,500        3.9
Zola P. Horovitz, Ph.D. ................      4,000           30,000         *
John W. Littlechild (1).................  4,482,385           29,000       25.1
Stelios Papadopoulos, Ph.D. ............    200,000           29,000        1.2
Joshua Ruch (5).........................  1,759,587           29,000       10.0
E. Michael Egan.........................      4,169          207,495        1.2
Kevin Kerrigan..........................        -             29,500         *
All directors and executive officers as a
group (7 persons).......................  6,956,129          551,495       40.6

--------------------------------------


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

(2) The address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707.

(3) Rho Capital Partners, Inc. ("Rho") may be deemed the beneficial owner of these shares pursuant to an investment advisory agreement that confers voting and investment control over such shares on Rho. The address of Rho Management Trust II is c/o Rho Capital Partners, Inc., 152 West 57th Street, New York, New York 10019.

(4) The address of Hudson Trust is c/o Summit Asset Management Co., Inc., 47 Hulfish Street, Suite 420, Princeton, New Jersey 08542.

(5) Mr. Ruch is the Chairman and Chief Executive Officer of Rho and as such may be deemed the beneficial owner of the shares held by Rho
Management Trust II. In addition, Mr. Ruch exercises investment and voting authority over 166,700 shares directly for his own account, for the account of family members or for the account of other clients of Rho or its affiliates.

     On April 14, 2003, we entered into an Agreement and Plan of Reorganization and related Agreement and Plan of Merger with GenVec, Inc., a publicly traded company, under which we will merge into GenVec. Upon completion of the merger, each outstanding share of our common stock will be exchanged for 1.5292 shares of GenVec common stock. The merger is expected to close in the third quarter of 2003, subject to the satisfaction of closing conditions, including receipt of Diacrin and GenVec stockholder approval.

     In connection with the execution of the Agreement and Plan of Reorganization certain of our stockholders, holding approximately 35% of our outstanding common stock, entered into voting agreements with GenVec pursuant to which they have agreed (i) not to sell their shares of Diacrin common stock until our stockholders have voted to approve the merger of Diacrin with Genvec or until the agreement has been terminated in accordance with its terms; and
(ii) to vote all of their shares of Diacrin common stock in favor of the merger.

Securities Authorized for Issuance under Equity Compensation Plans

         The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information


                           (a)                  (b)                    (c)

                                                                Number of securities
                        Number of                              remaining available for
                    securities to be      Weighted-average   future issuance under equity
                  issued upon exercise    exercise price of      compensation plans
                      of outstanding          outstanding    (excluding securities reflected
Plan category             options               options              in column (a))
--------------      ----------------     -----------------    ----------------------------
Equity compensation
plans approved by
security holders       1,236,478               $5.60                    349,125

Equity compensation
plans not approved by
security holders         225,079               $2.50                       --

Total                  1,461,557               $5.12                    349,125


          In December 1993, and June 1994, respectively, in connection with the provision of services to Diacrin, our Board of Directors approved the grants of options to purchase 160,579, 57,500, 5,000 and 2,000 shares of our common stock at an exercise price of $2.50 per share to certain consultants for services rendered. All of these options are currently fully vested and expire on December 10, 1993, December 30, 2003,
June 20, 2004 and June 20, 2004, respectively.

Item 13. Certain Relationships and Related Transactions

         HCVII, HCVIII and HCVIV owned 17.8%, 5.5% and 1.6% or our outstanding capital stock as of March 31, 2003, respectively. HCVII, HCVIII and HCVIV are limited partnerships which were formed to provide capital to companies in the health care fields. HCPII, HCPIII and HCPIV are limited partnerships which serve as general partner of HCVII, HCVIII and HCVIV, respectively. John Littlechild, a member of our board of directors, is a general partner of HCPII, HCPIII and HCPIV and Vice Chairman of Healthcare Ventures LLC, the management company for HCVII, HCVIII and HCVIV. Mr. Littlechild is an officer of HealthCare Ventures LLC. See "Security Ownership of Certain Beneficial Owners and Management."

         Rho Management Trust II, which owned 8.9% of our outstanding capital stock as of March 31, 2003, also holds approximately 18.9% and 54.3% of the outstanding limited partnership interests of HCVII and HCVIV, respectively. An affiliate of Rho is also a limited partner of HCPII, HCPIII and HCPIV. Joshua Ruch, a member of our board of directors, is a controlling person of Rho. See "Security Ownership of Certain Beneficial Owners and Management."

         Hudson Trust, which owned 7.5% of our outstanding capital stock as of March 31, 2003, also holds approximately 6.0% and 11.9% of the outstanding limited partnership interests of HCVII and HCVIV, respectively. Hudson is also a limited partner of HCPII. See "Security Ownership of Certain Beneficial Owners and Management."

       On February 20, 2003, Diacrin entered into an engagement letter with SG Cowen Securities Corporation pursuant to which SG Cowen agreed to serve as Diacrin's financial advisor in connection with the merger. Pursuant to the engagement letter, we have agreed to pay SG Cowen $900,000. In addition, we have agreed to reimburse SG Cowen for all expenses incurred in connection with the services it provides to us in connection with the merger. Dr. Stelios Papadopoulos, a member of our Board of Directors and a member of our Compensation Committee, is a manging director of SG Cowen Securities Corporation.

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

DIACRIN, INC.

By:    /s/ Thomas H. Fraser
      --------------------------
	   Thomas H. Fraser
	   President and Chief Executive Officer

Date:	 April 29, 2003


                       CERTIFICATIONS


I, Thomas H. Fraser, President and Chief Executive Officer, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Diacrin, Inc.; and

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report.


Date: April 29, 2003

 /s/ Thomas H. Fraser
---------------------
     Thomas H. Fraser
     President and
     Chief Executive Officer
     (Principal Executive Officer)



                       CERTIFICATIONS


I, Kevin Kerrigan, Controller, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Diacrin, Inc.; and

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report.


Date: April 29, 2003

 /s/ Kevin Kerrigan
---------------------
     Kevin Kerrigan
     Controller
     (Principal Financial Officer)