Form 10-Q
period 2003-03-31
DIACRIN INC /DE/
filed 2003-05-07
CIK 887137

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

                   Form 10-Q

(Mark One)

  x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---   THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2003

                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---   THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from     to
                                   ---    ---

       Commission File No. 000-20139

                  Diacrin, Inc.
(Exact name of registrant as specified in its charter)


       Delaware                        22-3016912
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)     Identification No.)


    Building 96  13th Street, Charlestown Navy Yard,
              Charlestown, MA  02129
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

     Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Exchange
Act). YES     NO   X
          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 30, 2003, 17,937,204 shares of the registrant's Common Stock were outstanding.


                     Diacrin, Inc.
                        Index



                                                                        Page

PART I. - FINANCIAL INFORMATION

Item 1.	  Financial Statements

           Balance Sheets as of December 31, 2002 and March 31, 2003......3

           Statements of Operations for each of the three month periods ended March 31, 2002 and 2003..................................4

           Statements of Cash Flows for each of the three month periods ended March 31, 2002 and 2003..................................5

           Notes to Financial Statements..................................6

Item 2.	  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk......20

Item 4.   Controls and Procedures........................................20

PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeeds.......................21

Item 6.   Exhibits and Reports on Form 8-K...............................21

SIGNATURES...............................................................21

CERTIFICATIONS...........................................................21



        Cautionary Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform
Act of 1995 concerning our business, operations and financial condition, including statements with respect to planned timetables for the initiation and completion of clinical trials and the expected closing of our merger into GenVec, Inc. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Certain Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this Quarterly
Report on Form 10-Q.

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

                           Diacrin, Inc.
                          Balance Sheets
                            (Unaudited)





               	                                            December 31,                          March 31,
                                                                 2002                                 2003

ASSETS
Current assets:
     Cash and cash equivalents                                $ 4,189,700                         $ 4,873,112
     Short-term investments                                    33,484,274                          35,871,549
     Interest receivable and other current assets                 683,473                             709,613
                                                             ------------                         -----------
        Total current assets                                   38,357,447                          41,454,274
                                                             ------------                         -----------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                     1,679,436                           1,679,436
     Furniture and office equipment                               327,382                             327,382
     Leasehold improvements                                        86,597                              86,597
                                                             ------------                         -----------
                                                                2,093,415                           2,093,415
     Less- Accumulated depreciation and amortization            1,985,364                           1,997,524
                                                             ------------                         -----------
                                                                  108,051                              95,891
                                                             ------------                         -----------

Long-term investments                                           7,282,169                           2,693,732
                                                             ------------                         -----------
Total assets                                                 $ 45,747,667                        $ 44,243,897
                                                             ============                         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             147,633                              51,022
     Accrued expenses                                             726,168                             782,352
     Deferred revenue from joint venture                        1,787,483                           1,697,433
                                                             ------------                         -----------
        Total current liabilities                               2,661,284                           2,530,807
                                                             ------------                         -----------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
        5,000,000 shares; none issued and outstanding                -                                   -
     Common stock, $.01 par value; authorized-- 30,000,000
        shares; issued and outstanding-- 17,937,204
        shares at December 31, 2002 and
        March 31, 2003                                            179,372                             179,372
     Additional paid-in capital                               101,401,822                         101,401,822
     Accumulated deficit                                      (58,494,811)                        (59,868,104)
                                                             ------------                         -----------
        Total stockholders' equity                             43,086,383                          41,713,090
                                                             ------------                         -----------
Total liabilities and stockholders' equity                   $ 45,747,667                        $ 44,243,897
                                                             ============                         ===========


                  The accompanying notes are an integral part of these financial statements


                                          Diacrin, Inc.
                                    Statements of Operations
                                           (Unaudited)


                                                        Three Months
                                                       Ended March 31,


                                                    2002              2003
REVENUES:
    Research and development                     $  32,588        $  80,359
                                                ----------       ----------

OPERATING EXPENSES:
    Research and development                     1,622,336        1,102,397
    General and administrative                     357,195          553,965
                                                ----------       ----------
       Total operating expenses                  1,979,531        1,656,362
                                                ----------       ----------

OTHER INCOME (EXPENSE):

    Equity in operations of joint venture          (31,410)         (41,619)
    Investment income                              456,613          244,329
    Interest expense                                (1,264)            -
                                                ----------       ----------
       Total other income (expense)                423,939          202,710
                                                ----------       ----------

NET LOSS                                      $ (1,523,004)    $ (1,373,293)
                                               ===========      ===========

BASIC AND DILUTED
     NET LOSS PER COMMON SHARE                      $ (.08)          $ (.08)
                                               ===========      ===========

SHARES USED IN COMPUTING BASIC AND
     DILUTED NET LOSS PER COMMON SHARE          17,937,204       17,937,204
                                               ===========      ===========





     The accompanying notes are an integral part of these financial statements

                                Diacrin, Inc.
                         Statements of Cash Flows
                               (Unaudited)


                                                                          Three Months
                                                                         Ended March 31,
                                                                        2002          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (1,523,004)  $ (1,373,293)
     Adjustments to reconcile net loss to net
        cash used in operating activities-
           Depreciation and amortization                                48,909         12,160
           Equity in operations of joint venture                        31,410         41,619
        Changes in assets and liabilities-
           Interest receivable and other current assets               (175,174)       (26,140)
           Accounts payable                                            (38,890)       (96,611)
           Accrued expenses                                           (242,172)        12,153
           Deferred revenue                                              6,549        (90,050)
                                                                    ----------      ---------
              Net cash used in operating activities                 (1,892,372)    (1,520,162)
                                                                    ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                       (6,726,700)    (5,751,519)
     Maturities of investments                                       7,101,403      7,952,681
     Purchases of property and equipment, net                           (8,874)          -
     Return of capital for services provided on behalf of joint venture 10,863          2,412
                                                                    ----------      ---------
              Net cash provided by investing activities                376,692      2,203,574
                                                                    ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                              (32,500)          -
                                                                    ----------      ---------
              Net cash used in financing activities                    (32,500)          -
                                                                    ----------      ---------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                           (1,548,180)       683,412

CASH AND CASH EQUIVALENTS, beginning of period                       8,534,426      4,189,700
                                                                    ----------      ---------
CASH AND CASH EQUIVALENTS, end of period                           $ 6,986,246    $ 4,873,112
                                                                    ==========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest during the period                          $ 1,264      $    -
                                                                       =======      =========


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

2.   Summary of Significant Accounting Policies

     (a) Terumo Agreement

     In September 2002, the Company entered into a development and license agreement with Terumo Corporation ("Terumo"). Under the terms of the agreement, Diacrin licensed to Terumo its human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development in Japan while Diacrin continues to independently develop its cardiac repair technology for commercialization in the U.S. and elsewhere. On October 1, 2002, the Company received an upfront non-refundable license fee of $2.0 million. The agreement also includes payments by Terumo to Diacrin for development milestones and a royalty on product sales. The Company recorded this fee as deferred revenue and recognize revenue over the development period of the agreement in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 requires companies to recognize certain upfront non-refundable fees over the period in which the Company completes its performance obligations under the related agreement when such fees are received in conjunction with an agreement which includes performance obligations. Determination of the length of the development period requires management's judgment. Any significant changes in the assumptions underlying our estimates used while applying SAB 101 could impact our revenue recognition. Included in research and development revenue for the three months ended March 31, 2003 is $73,000 in revenue related to this collaboration.

                      Diacrin, Inc.
               Notes to Financial Statements
                       (Unaudited)

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

     The detail of the Company's investment in the joint venture for the first quarter is as follows:

                                                     2003

          Balance, beginning of quarter           $ (12,857)
                                                  ---------
          Contributions to joint venture                -
          Return of capital                          (2,412)
          Funding of operations of joint venture    (41,619)
                                                  ---------
          Balance, end of quarter                 $ (56,888)
                                                  =========

     Contributions to the joint venture represent cash contributions. The return of capital represents cash payments made to the Company by the joint venture for research and development costs that are funded by the Company. Funding of operations of the joint venture represents costs incurred by Genzyme on behalf of the joint venture, which the Company is obligated to fund.

                         Diacrin, Inc.
                Notes to Financial Statements
                         (Unaudited)

     A summary of the revenue and expenses from the joint venture are as follows:

                                            Three months ended
                                                 March 31,
                                             2002         2003


     Revenue recognized                    $32,588        $7,234
     Research and development expense      $43,451        $9,645
     Equity in operations of joint venture $31,410       $41,619


     (b) Net Loss per Common Share

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options of 1,513,872 and 1,529,057 at March
31, 2002 and 2003, respectively, because to include such shares would be antidilutive.

     (c) Reclassification

     Investment income has been reclassified in the prior period financial statements into Other Income / (Expense) to conform to the current period presentation.

     (d) Stock Options

     We periodically grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of the grant. We account for such stock option grants using the intrinsic value method and intend to continue to do so. Stock options granted to non-employee contractors are accounted for using the fair value method.

Stock Option Summary

     The following table presents combined activity for stock options for the three months ended March 31, 2003:


                                              March 31, 2003

                                                          Weighted
                                                           Average
                                           Number of      Exercise
                                            Options         Price


Options outstanding at beginning of year   1,461,557        4.49
    Granted                                  125,000        1.06
    Exercised                                   -             -
    Canceled                                 (57,500)       8.60
                                           ---------       -----
Outstanding options at end of period       1,529,057        4.06
                                           =========       =====

Exercisable options at end of period       1,052,557        4.75
                                           =========       =====

Weighted average fair value of options
   granted during the period                                1.06

                            Diacrin, Inc.
                   Notes to Financial Statements
                            (Unaudited)

     The following table presents weighted average price and life information about significant option groups outstanding and exercisable at March 31, 2003:


                              Options Outstanding                          Options Exercisable
               ---------------------------------------------------    ----------------------------
                                     Weighted
                                      Average          Weighted                        Weighted
   Range of        Number            Remaining          Average         Number          Average
Exercise Prices  Outstanding      Contractual Life   Exercise Price   Exercisable   Exercise Price
---------------  -----------      ----------------   --------------   -----------   --------------
$1.06 to $2.50    910,557              4.68              $  1.95        539,057        $  2.14
$4.63 to $7.50    423,750              6.43              $  5.75        330,750        $  5.91
$7.88 to $12.00   194,750              4.67              $ 10.20        182,750        $ 10.36
                ---------                                             ---------
                1,529,057                                             1,052,557
                =========                                             =========


     The following are the pro forma net income and income per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:


                                              Three months ended March 31,
                                              2002                   2003


Net loss, as reported                      (1,523,004)            (1,373,293)
Less: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                   (161,639)              (137,512)
                                            ---------              ---------
Pro forma net loss                         (1,684,643)            (1,510,805)
                                            =========              =========

Earnings per share:
   Basic and diluted-as reported               ($.08)                 ($.08)
                                             =======                 ======

   Basic and diluted-pro forma                 ($.09)                 ($.08)
                                             =======                 ======




     The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:



                                                 Three months ended
                                                      March 31,

                                                  2002          2003


                     Volatility                    95%           95%
                     Expected option life-years   7.5           7.5
                     Interest rate (risk free)    3.0           2.5
                     Dividends                      0             0

     The effects on the three months ended March 31, 2002 and 2003 pro forma net income and net income per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

                           Diacrin, Inc.
                    Notes to Financial Statements
                            (Unaudited)




3. Cash Equivalents and Investments

     The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents, short-term investments and long-term investments at December 31, 2002 and March
31, 2003 consisted of the following:


                                                                       December 31,         March 31,
                                                                           2002               2003
Cash and cash equivalents-
   Cash                                                                   $     400          $      400
   Money market mutual fund                                               4,189,300           4,872,712
                                                                        -----------          ----------
                                                                        $ 4,189,700         $ 4,873,112
                                                                        ===========          ==========

Short-term investments-
   Corporate notes (remaining avg. maturity of 5 mos. at Mar. 31, 2003) $29,981,389        $ 35,871,549
   U.S. gov't oblig. & agencies                                           3,502,885               -
                                                                       ------------        ------------
                                                                       $ 33,484,274        $ 35,871,549
                                                                       ============        ============
Long-term investments-
   Corporate notes (remaining avg. maturity of 15 mos. at Mar. 31, 2003) $7,282,169         $ 2,693,732
                                                                        ===========         ===========



4. Subsequent Event

     On April 14, 2003, we entered into an Agreement and Plan of Reorganization and related Agreement and Plan Merger with GenVec, Inc., a publicly-traded company, providing for us to merge into GenVec. Upon completion of the merger, each outstanding share of our common stock would be exchanged for 1.5292 shares of GenVec common stock. The merger is expected to close in the third quarter of 2003, subject to the satisfaction of closing conditions, including receipt of Diacrin and GenVec stockholder approval.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, we have received funding from our collaboration with Terumo and our joint venture with Genzyme. We do not expect to derive a material amount of revenues from our joint venture with Genzyme in the future. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At March 31, 2003, we had an accumulated deficit of $59.9 million.

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

     On April 14, 2003, we entered into an Agreement and Plan of Reorganization and related Agreement and Plan Merger with GenVec, Inc., a publicly-traded company, providing for us to merge into GenVec. Upon completion of the merger, each outstanding share of our common stock would be exchanged for 1.5292 shares of GenVec common stock. The merger is expected to close in the third quarter of 2003, subject to the satisfaction of closing conditions, including receipt of Diacrin and GenVec stockholder approval.

Critical Accounting Policies

     We believe our most critical accounting policies are those that dictate how we account for our development and license agreement with Terumo and joint venture with Genzyme. On October 1, 2002 we received an upfront non-refundable license fee of $2.0 million from Terumo. We recorded this fee as deferred revenue and recognize revenue over the development period of the agreement in accordance with SEC Staff
Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB
101 requires companies to recognize certain upfront non-refundable fees over the period in which the Company completes its performance obligations under the related agreement when such fees are received in conjunction with an agreement which includes performance obligations. Determination of the length of the development period requires management's judgment. Any significant changes in the assumptions underlying our estimates used while applying SAB 101 could impact our revenue recognition. Revenue from milestone payments under which we have continuing performance obligations are recognized as revenue upon the achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Payments received under these arrangements prior to the completion of the related work are recorded as deferred revenue.

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

Results of Operations

Three Months Ended March 31, 2003 Versus Three Months Ended
March 31, 2002

     Research and development revenues were $80,000 for the three months ended March 31, 2003 and $33,000 for the three months ended March 31, 2002. The increase in revenues was primarily a result of an increase in revenue of $73,000 related to our collaboration with Terumo offset in part by a decrease in revenue from our joint venture with Genzyme. The decrease in revenues from our joint venture with Genzyme is due to efforts by us to decrease the costs associated with the joint venture's product candidates, which are no longer under development. We do not expect to derive a material amount of revenues from our joint venture with Genzyme in the future.

     Research and development expenses were $1.1 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in research and development expenses is primarily due to a decrease in clinical and production costs related to several product candidates.

     General and administrative expenses were $554,000 and $357,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in general and administrative expenses was primarily due to an increase in professional fees related to the Company's business combination transaction with GenVec, Inc.

     For the three months ended March 31, 2003 and 2002, the Company recorded an expense of $42,000 and $31,000, respectively, related to its equity in operations of the joint venture. This expense was due to funds contributed by the Company to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The expense amount remained relatively unchanged between the periods.

     Investment income was $244,000 and $457,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in investment income was due to lower cash balances available for investment in the current year period and a lower return on investment due to the decline in interest rates.

     The Company incurred a net loss of approximately $1.4 million for the three months ended March 31, 2003 versus approximately $1.5 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

     We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102 million and with the interest earned thereon. In addition, we have recorded approximately $15.3 million in revenue from our joint venture since it commenced on October 1, 1996. At March 31, 2003, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $43.4 million.

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

     Net cash used in operating activities was $1.5 million for the three months ended March 31, 2003 and $1.9 million for the three months ended March 31, 2002. Cash used in operations for the three months ended March
31, 2003 was primarily attributable to our net loss. Cash used in operations for the three months ended March 31, 2002 was primarily attributable to our net loss and a decrease in accrued expenses.

     Net cash provided by investing activities was $2.2 million for the three months ended March 31, 2003 and $377,000 for the three months ended March 31, 2002. Net cash provided by investing activities for the three months ended March 31, 2003 and 2002 was primarily attributable to a maturities of investments, offset in part by purchases of investments.

     Net cash used in financing activities of $32,500 for the three months ended March 31, 2002 was attributable to principal payments on long-term debt.

     Our only material commitment at March 31, 2003 was a lease for a facility. In October 2000, we exercised the first of two options we have to extend this lease an additional five years. Minimum rental payments under the lease are as follows:


                                                Rental
                                             Commitment


                              2003          $ 908,000
                              2004            908,000
                              2005            908,000
                              2006            681,000
                                            ---------

                                         $  3,405,000
                                         ============

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our expectations as of May 7, 2003, the date our Quarterly Report on Form
10-Q was filed with the SEC. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See "Cautionary Note Regarding Forward-Looking Statements."

Risks Related to Our Business, Industry and Strategy

     Failure to complete the merger with GenVec could negatively impact the market price of our common stock and our future business and operations.

     If the merger with GenVec is not completed for any reason, we will be subject to a number of material risks, including:

-	under the circumstances described in the merger agreement, we could be required to pay GenVec a termination fee in the amount of up to $1.2 million;

-	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed;

-	the costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the merger is not completed; and

-	the benefits that we expect to realize from the merger would not be realized.

     During the pendency of the merger agreement, we may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the merger agreement. Covenants in the merger agreement with GenVec also impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business but that could be favorable to us and our stockholders pending completion of the merger. As a result, if the merger is not consummated, we may be at a disadvantage to our competitors.

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

     Our technological approaches may not enable us to successfully develop and commercialize any products. Our decision to focus on one technology as opposed to multiple technologies increases the risk associated with our stock. If our approaches are not successful, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy.

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

Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At March 31, 2003, we had an accumulated deficit of $59.9 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

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

     Our common stock may be delisted from The Nasdaq National
Market, which could cause the price to fall further and decrease its liquidity.

     Our common stock trades on The Nasdaq National Market. In order to continue trading on The Nasdaq National Market, we must comply with The Nasdaq National Market's continued listing requirements, which require that we either maintain a minimum stockholders' equity of $10.0 million and a minimum closing bid price of $1.00 per share or, if we fall below the minimum stockholders' equity requirement, maintain a minimum closing bid price of $3.00 per share. At March 31, 2003, we had stockholders' equity of approximately $18.8 million. However, our stockholders' equity may decline. If our stockholders' equity falls below $10.0 million, we will need to maintain a minimum closing bid price of $3.00 rather than $1.00.

     If we do not satisfy Nasdaq's continued listing requirements, our common stock may be delisted from The Nasdaq National Market. The delisting of our common stock may result in the trading of the stock on the Nasdaq Small Cap Market, the over-the-counter markets in the so-called "pink sheets" or the NASD's electronic bulletin board. Consequently, a delisting of our common stock from The Nasdaq National Market would materially reduce the liquidity of our common stock, not only in the number of shares that could be bought and sold, but also through delays in the timing of the transaction and reductions in securities analysts and media coverage. This may reduce the demand for our stock and significantly destabilize the price our stock. In addition, a delisting would materially adversely affect our ability to raise additional necessary capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

     We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. For example, if the annualized interest rate on our interest bearing investments were to change 1%, investment income would have hypothetically increased or decreased by approximately $110,000 during the three months ended March 31, 2003. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our response to such hypothetical conditions.

     Our investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, we do not believe that it has a material exposure to interest rate risk.

Item 4.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures.
Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and controller have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                    PART II.     OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

     (c) The Company did not sell any equity securities during the quarter ended March 31, 2003 that were not registered under the Securities Act.

Item 6.	Exhibits and Reports on Form 8-K

     (a) Exhibits

     See the Exhibit Index on the page immediately preceeding the exhibits for a list of exhibits filed as part of this Quarterly Report, which
Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2003.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Diacrin, Inc.


May 7, 2003                          /s/ Thomas H. Fraser
                                     ---------------------
                                          Thomas H. Fraser
                                          President and
                                          Chief Executive Officer


                                     /s/  Kevin Kerrigan
                                    -----------------------
                                          Kevin Kerrigan
                                          Controller



                           CERTIFICATIONS

I, Thomas H. Fraser, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Diacrin, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ Thomas H. Fraser
---------------------------
Thomas H. Fraser
President and
Chief Executive Officer
(Principal Executive Officer)





                               CERTIFICATIONS

I, Kevin Kerrigan, Controller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Diacrin, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ Kevin Kerrigan
------------------------
Kevin Kerrigan
Controller
(Principal Financial Officer)





                                EXHIBIT INDEX

Exhibit Number		            Description

   99.1                      Chief Executive Officer -
                             Certification pursuant to 18
                             U.S.C. Section 1350, as
                             adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act
                             of 2002.

   99.2                      Controller - Certification
                             pursuant to 18 U.S.C. Section
                             1350, as adopted pursuant to
                             Section 906 of the Sarbanes-
                             Oxley Act of 2002.