Form 10-Q
period 2003-06-30
DIACRIN INC /DE/
filed 2003-07-30
CIK 887137

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

                   Form 10-Q

(Mark One)

  x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---   THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2003

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

     As of July 17, 2003, 18,082,449 shares of the registrant's Common Stock were outstanding.


                     Diacrin, Inc.
                        Index



                                                                        Page

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

           Balance Sheets as of December 31, 2002 and June 30, 2003.......3

           Statements of Operations for each of the three and six month periods ended June 30, 2002 and 2003...................................4

           Statements of Cash Flows for each of the six month periods ended June 30, 2002 and 2003...................................5

           Notes to Financial Statements..................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk......22

Item 4.   Controls and Procedures........................................22

PART II. - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds......................23

Item 6.   Exhibits and Reports on Form 8-K...............................23

SIGNATURES...............................................................23

CERTIFICATIONS...........................................................23


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

                           Diacrin, Inc.
                          Balance Sheets
                            (Unaudited)





               	                                            December 31,                          June 30,
                                                                 2002                                 2003

ASSETS
Current assets:
     Cash and cash equivalents                                $ 4,189,700                         $ 4,210,262
     Short-term investments                                    33,484,274                          34,884,765
     Interest receivable and other current assets                 683,473                             709,488
                                                             ------------                         -----------
        Total current assets                                   38,357,447                          39,804,515
                                                             ------------                         -----------

Property and equipment, at cost:
     Laboratory and manufacturing equipment                     1,679,436                           1,004,277
     Furniture and office equipment                               327,382                             327,382
     Leasehold improvements                                        86,597                              88,968
                                                             ------------                         -----------
                                                                2,093,415                           1,420,627
     Less- Accumulated depreciation and amortization            1,985,364                           1,349,111
                                                             ------------                         -----------
                                                                  108,051                              71,516
                                                             ------------                         -----------

Long-term investments                                           7,282,169                           3,465,542
                                                             ------------                         -----------
Total assets                                                 $ 45,747,667                        $ 43,341,573
                                                             ============                         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             147,633                              83,597
     Accrued expenses                                             726,168                           1,784,043
     Deferred revenue - related party                              32,483                               4,258
     Deferred revenue - other                                   1,755,000                           1,608,750
                                                             ------------                         -----------
        Total current liabilities                               2,661,284                           3,480,648
                                                             ------------                         -----------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized--
        5,000,000 shares; none issued and outstanding                -                                   -
     Common stock, $.01 par value; authorized-- 30,000,000
        shares; issued and outstanding-- 17,937,204
        and 18,082,449 shares at December 31, 2002
        and June 30, 2003, respectively                           179,372                             180,824
     Additional paid-in capital                               101,401,822                         101,685,893
     Accumulated deficit                                      (58,494,811)                        (62,005,792)
                                                             ------------                         -----------
        Total stockholders' equity                             43,086,383                          39,860,925
                                                             ------------                         -----------
Total liabilities and stockholders' equity                   $ 45,747,667                        $ 43,341,573
                                                             ============                         ===========


                  The accompanying notes are an integral part of these financial statements



                                                -3-
                                                         Diacrin, Inc.
                                                  Statements of Operations
                                                          (Unaudited)


                                                        Three Months                  Six Months
                                                        Ended June 30,              Ended June 30,
                                                    2002           2003           2002         2003
REVENUES:
    Research and development - related party     $   46,853      $  9,600      $  79,441    $  16,959
    Research and development - other                  -            73,250           -         146,250
                                                  ---------      --------      ---------     --------
       Total research and development revenue        46,853        82,850         79,441      163,209
                                                  ---------     ---------      ---------    ---------

OPERATING EXPENSES:
    Research and development                      1,699,769     1,153,716      3,322,105    2,256,113
    General and administrative                      433,603     1,298,412        790,798    1,852,377
                                                  ---------      --------      ---------      -------
       Total operating expenses                   2,133,372     2,452,128      4,112,903    4,108,490
                                                  ---------     ---------      ---------    ---------

OTHER INCOME (EXPENSE):
     Equity in  operations of joint venture         (39,175)      (12,174)       (70,585)     (53,794)
     Investment income                              346,126       201,962        802,739      446,291
     Interest expense                                  (866)          -           (2,130)         -
     Gain on sale of fixed assets                       -          41,803            -         41,803
                                                  ---------      --------       --------     --------
       Total other income                           306,085       231,590        730,024      434,300
                                                  ---------      --------       --------     --------

NET LOSS                                       $ (1,780,434)  $(2,137,687)   $(3,303,438) $(3,510,981)
                                                 ==========     =========      =========    =========
BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                                 $  (.10)     $   (.12)       $  (.18)     $  (.20)
                                                  =========      ========       ========       =======
SHARES USED IN COMPUTING BASIC
   AND DILUTED NET LOSS PER
   COMMON SHARE                                  17,937,204     17,995,653    17,937,204   17,966,590
                                                 ==========     ==========    ==========   ==========


              The accompanying notes are an integral part of these financial statements



                                      -4-



                                Diacrin, Inc.
                         Statements of Cash Flows
                               (Unaudited)


                                                                            Six Months
                                                                          Ended June 30,
                                                                        2002          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (3,303,438)  $ (3,510,981)
     Adjustments to reconcile net loss to net
        cash used in operating activities-
           Depreciation and amortization                                96,443         22,238
           Equity in operations of joint venture                        70,585         53,794
           Gain on sale of fixed assets                                    -          (41,803)
           Stock option compensation expense                               -           17,804
        Changes in assets and liabilities-
           Interest receivable and other current assets                (55,343)        (1,015)
           Accounts payable                                             (5,500)       (64,036)
           Accrued expenses                                           (200,279)       998,428
           Deferred revenue                                              4,079       (174,475)
                                                                    ----------      ---------
              Net cash used in operating activities                 (3,393,453)    (2,700,046)
                                                                    ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                      (10,278,651)   (19,422,782)
     Maturities of investments                                      21,719,253     21,838,918
     Purchases of property and equipment                               (12,810)        (3,900)
     Proceeds from the sale of fixed assets                                -           35,000
     Return of capital for services provided on behalf of joint venture 26,480          5,653
                                                                    ----------      ---------
              Net cash provided by investing activities             11,454,272      2,452,889
                                                                    ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                              (65,000)          -
     Proceeds from the exercise of stock options                           -          267,719
                                                                    ----------      ---------
              Net cash (used in) provided by financing activities      (65,000)       267,719
                                                                    ----------      ---------
NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                            7,995,819         20,562

CASH AND CASH EQUIVALENTS, beginning of period                       8,534,426      4,189,700
                                                                    ----------      ---------
CASH AND CASH EQUIVALENTS, end of period                           $16,530,245    $ 4,210,262
                                                                    ==========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest during the period                          $ 2,130      $    -
                                                                       =======      =========


           The accompanying notes are an integral part of these
                        financial statements



                                 -5-

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

	In September 2002, the Company entered into a development and license agreement with Terumo Corporation ("Terumo"). Under the terms of the agreement, Diacrin licensed to Terumo its human muscle cell transplantation technology for cardiac disease in Japan. Terumo will fund all development in Japan while Diacrin continues to independently develop its cardiac repair technology for commercialization in the U.S. and elsewhere.
On October 1, 2002, the Company received an upfront non-refundable license fee of $2.0 million. The agreement also includes payments by Terumo to Diacrin for development milestones and a royalty on product sales. The Company recorded this fee as deferred revenue and recognizes revenue over the development period of the agreement in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB
101 requires companies to recognize certain upfront non-refundable fees over the period in which the Company completes its performance obligations under the related agreement when such fees are received in conjunction with an agreement which includes performance obligations. Determination of the length of the development period requires management's judgment. Any significant changes in the assumptions underlying our estimates used while applying SAB 101 could impact our revenue recognition. Included in research and development revenue for the three and six months ended June
30, 2003 is $73,000 and $146,000, respectively, in revenue related to this collaboration.





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

	The detail of the Company's investment in the joint venture for the six months ended June 30, 2003 is as follows:

                                               2003
                                            ---------
   Balance, December 31, 2002               $ (12,857)

   Contributions to joint venture                 -
   Return of capital                           (5,653)
   Funding of operations of joint venture     (53,794)
                                            ---------
   Balance, June 30, 2003                   $ (72,304)
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



                              Diacrin, Inc.
                     Notes to Financial Statements
                               (Unaudited)

	A summary of the revenue and expenses from the joint venture are as follows:

						     Six months ended June 30,
                                          2002              2003

Revenue recognized                       $79,441           $16,959
Research and development expense        $105,921           $22,612
Equity in operations of joint venture    $70,585           $53,794


	(b)	Net Loss per Common Share

	 In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented. Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options of 1,540,622 and 1,354,187 at June 30, 2002 and 2003, respectively, because to include such shares would be antidilutive.

(c)	Stock Options

The Company has several stock-based compensation plans. The
Company applies APB Opinion No. 25 "Accounting for Stock Issued to
Employees" in accounting for qualifying options granted to its employees under its plans and applies Statement of Financial Accounting Standards
No. 123 "Accounting for Stock Issued to Employees" ("SFAS 123") for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.





                                Diacrin, Inc.
                      Notes to Financial Statements
                                 (Unaudited)

	The following are the pro forma net income and income per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:


                             Three months ended June 30,      Six months ended June 30,
                               2002             2003              2002            2003
Net loss, as reported       (1,780,434)       (2,137,687)      (3,303,438)      (3,510,981)
Less: Total stock-based
employee compensation
expense determined under
fair value based method for
all awards, net of related
tax effects                   (152,733)        (124,783)         (305,465)        (249,556)
                             ---------        ---------         ---------        ---------
Pro forma net loss          (1,933,167)      (2,262,470)       (3,608,903)      (3,760,537)
                             =========        =========         =========        =========

Earnings per share:

 Basic and diluted-as
reported                        ($.10)           ($.12)            ($.18)           ($.20)
                             ========        =========            ======          =======

 Basic and diluted-pro
forma                           ($.11)           ($.13)            ($.20)          ($.21)
                            =========         ========           =======          ======


	The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:


                                   Three months ended June 30,    Six months ended June 30,
                                    2002              2003             2002           2003
Volatility                           95%               95%              95%            95%
Expected option life-years          7.5               7.5              7.5            7.5
Interest rate (risk free)           3.0               2.5              3.0            2.5
Dividends                             0                 0                0              0


	The effects on the three and six months ended June 30, 2002 and 2003 pro forma net income and net income per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

(d)	Comprehensive Income

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

	The Company's cash equivalents and investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair market value. Cash equivalents, short-term investments and long-term investments have maturities of less than three months, less than one year and greater than one year, respectively. Cash equivalents, short-term investments and long-term investments at December 31, 2002 and June 30, 2003 consisted of the following:


                                                                       December 31,         June 30,
                                                                           2002               2003
Cash and cash equivalents-
   Cash                                                                   $     400          $      400
   Money market mutual fund                                               4,189,300           4,209,862
                                                                        -----------          ----------
                                                                        $ 4,189,700         $ 4,210,262
                                                                        ===========          ==========

Short-term investments-
   Corporate notes (remaining avg. maturity of 4 mos. at June 30, 2003) $29,981,389        $ 34,884,765
   U.S. gov't oblig. & agencies                                           3,502,885               -
                                                                       ------------        ------------
                                                                       $ 33,484,274        $ 34,884,765
                                                                       ============        ============
Long-term investments-
   Corporate notes (remaining avg. maturity of 13 mos. at June 30, 2003) $7,282,169         $ 3,465,542
                                                                        ===========         ===========



4.	GenVec, Inc. Business Combination Transaction

	On April 14, 2003, the Company entered into an Agreement and Plan of Reorganization and related Agreement and Plan Merger with GenVec, Inc., a publicly-traded company, providing for the Company to merge into GenVec. Upon completion of the merger, each outstanding share of the Company's common stock would be exchanged for 1.5292 shares of GenVec common stock. The merger is expected to close in the third quarter of 2003, subject to the satisfaction of closing conditions, including receipt of Diacrin and GenVec stockholder approval.

5.	New Accounting Pronouncements

	In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."
 SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements.





Item 2. 	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

	Since our inception, we have principally focused our efforts and resources on research and development of cell transplantation technology for treating human diseases that are characterized by cell dysfunction or cell death and for which current therapies are either inadequate or nonexistent. Our primary source of working capital to fund those activities has been proceeds from the sale of equity and debt securities. In addition, we have received funding from our collaboration with Terumo and our joint venture with Genzyme. We do not expect to derive a material amount of revenues from our joint venture with Genzyme in the future. We have not received any revenues from the sale of products to date and do not expect to generate product revenues for the next several years. We have experienced fluctuating operating losses since inception and expect that the additional activities required to develop and commercialize our products will result in increasing operating losses for the next several years. At June 30, 2003, we had an accumulated deficit of $62.0 million.

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

     In 1996, we formed a joint venture with Genzyme to develop and commercialize two product candidates. Each of Diacrin and Genzyme owns
50% of the joint venture. We record as research and development expense all costs related to the joint venture's product candidates incurred by us on behalf of the joint venture. We then recognize research and development revenue equal to the amount of reimbursement received by us from the joint venture out of funds contributed by Genzyme. We do not recognize research and development revenue for amounts we receive from the joint venture out of funds contributed by us. As Genzyme incurs costs on behalf of the joint venture that we are obligated to fund, we recognize an expense in our statement of operations captioned "Equity in operations of joint venture."

     We are currently focused on the development of one product candidate, human muscle cells for cardiac disease. The expenditures that will be necessary to execute our product development plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.


     We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:


                                                          ESTIMATED
                                                         COMPLETION
          CLINICAL PHASE                                   PERIOD

              Phase I                                    1-2 Years
              Phase II                                   1-3 Years
              Phase III                                  2-4 Years

     The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

- the number of patients that ultimately participate in the trial;

- the duration of patient follow-up that seems appropriate in view of the results;

- the number of clinical sites included in the trials; and

- the length of time required to enroll suitable patient subjects.

     We test potential product candidates in numerous pre-clinical studies to identify indications for which they may be product candidates. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus our resources on more promising product candidates or indications.

     An element of a company's business strategy is to pursue the research and development of a range of product candidates for a variety of indications. This is intended to allow the company to diversify the risks associated with its research and development expenditures. We are currently focusing our efforts towards the development of one product candidate. As a result, our future capital requirements and our future financial success are substantially dependent on this product candidate.

     Our product candidate has not yet received FDA regulatory approval, which is required before we can market it as a therapeutic product. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologies have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

     Furthermore, our product development strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for our product candidate, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs.

     As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

     Our one product candidate, human muscle cells for cardiac disease, is currently in Phase I clinical testing. We estimate that, since 1990, we have spent between $15 million and $20 million on the development of this product candidate, primarily in research and development expenses, including an allocation of corporate general and administrative expenses. We expect to continue to expend substantial additional amounts for the development of this product. We cannot reasonably estimate costs to complete development of this product due to the uncertainties of the development process and the requirements of the FDA, which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Until we obtain further relevant clinical data, we will not be able to estimate our future expenses related to this program or when, if ever, and to what extent we will receive cash inflows from it. Results of any testing could result in a decision to alter or terminate development of this product, in which case estimated future costs could change substantially. Furthermore, this program may benefit from subsidies, grants, partners or government or agency sponsored studies that could reduce our development costs.



Results of Operations

Three Months Ended June 30, 2003 Versus Three Months Ended June
30, 2002

     Research and development revenues were $83,000 for the three months ended June 30, 2003 and $47,000 for the three months ended June 30, 2002. The increase in revenues was primarily a result of an increase in revenue of $73,000 related to our collaboration with Terumo offset in part by a decrease in revenue from our joint venture with Genzyme. We and Genzyme have suspended the development of the product candidates being developed by the joint venture. As a result, we are focusing on reducing or eliminating activity we perform related to the joint venture's product candidates. Because our revenue in connection with the joint venture is determined by how much activity we perform on behalf of the joint venture, the successful reduction or elimination of this activity by us has resulted in a decrease in revenue. We do not expect to derive a material amount of revenues from our joint venture with Genzyme in the future.

     Research and development expenses were $1.2 million and $1.7 million for the three months ended June 30, 2003 and 2002, respectively. The decrease in research and development expenses is primarily due to a decrease in clinical and production costs related to several product candidates of $274,000 and a decrease in personnel costs of $73,000.

     General and administrative expenses were $1.3 million and $434,000 for the three months ended June 30, 2003 and 2002, respectively. The increase in general and administrative expenses was primarily due to an increase in professional fees of $963,000 due to our business combination transaction with GenVec, Inc.

     For the three months ended June 30, 2003 and 2002, we recorded an expense of $12,000 and $39,000, respectively, related to our equity in operations of the joint venture. This expense was due to funds contributed by us to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The expense amount remained relatively unchanged between the periods.

	Investment income was $202,000 and $346,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease in investment income was due to lower cash balances available for investment in the current year period and a lower return on investment due to the decline in interest rates.

     We incurred a net loss of approximately $2.1 million for the three months ended June 30, 2003 versus approximately $1.8 million for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Versus Six Months Ended June 30, 2002

		Research and development revenues were $163,000 for the six months ended June 30, 2003 and $79,000 for the six months ended June 30, 2002. The increase in revenues was primarily a result of an increase in revenue of $146,000 related to our collaboration with Terumo offset in part by a decrease in revenue from our joint venture with Genzyme. We and Genzyme have suspended the development of the product candidates being developed by the joint venture. As a result, we are focusing on reducing or eliminating activity we perform related to the joint venture's product candidates. Because our revenue in connection with the joint venture is determined by how much activity we perform on behalf of the joint venture, the successful reduction or elimination of this activity by us has resulted in a decrease in revenue. We do not expect to derive a material amount of revenues from our joint venture with Genzyme in the future.

     Research and development expenses were $2.3 million and $3.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in research and development expenses is primarily due to a decrease in clinical and production costs related to several product candidates of $470,000 and a decrease in personnel costs of $123,000.

     General and administrative expenses were $1.9 million and $791,000 for the six months ended June 30, 2003 and 2002, respectively. The increase in general and administrative expenses was primarily due to an increase in professional fees of $1.2 million due to our business combination transaction with GenVec, Inc.

     For the six months ended June 30, 2003 and 2002, we recorded an expense of $54,000 and $71,000, respectively, related to our equity in operations of the joint venture. This expense was due to funds contributed by us to the joint venture that were used to fund expenses incurred by Genzyme on behalf of the joint venture. The expense amount remained relatively unchanged between the periods.

	Investment income was $446,000 and $803,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease in investment income was due to lower cash balances available for investment in the current year period and a lower return on investment due to the decline in interest rates.

      We incurred a net loss of approximately $3.5 million for the six months ended June 30, 2003 versus approximately $3.3 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

	We have financed our activities primarily with the net proceeds from the sale of equity and debt securities aggregating $102 million and with the interest earned thereon. In addition, we have recorded approximately $15.3 million in revenue from our joint venture since it commenced on October 1, 1996. At June 30, 2003, we had cash and cash equivalents, short-term investments and long-term investments aggregating approximately $42.6 million.

	We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements as currently planned for the foreseeable future. However, our cash requirements may vary materially from those now planned because of results of research and development, the scope and results of preclinical and clinical testing, relationships with current and future strategic partners, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA's regulatory process, the market acceptance of any approved products and other factors.

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

     Net cash used in operating activities was $2.7 million for the six months ended June 30, 2003 and $3.4 million for the six months ended June 30, 2002. Cash used in operations for the six months ended June 30, 2003 was primarily attributable to our net loss, offset in part by an increase in accrued expenses. The increase in accrued expenses was due to costs incurred related to our business combination transaction with GenVec. Cash used in operations for the six months ended June 30, 2002 was primarily attributable to our net loss.

     Net cash provided by investing activities was $2.5 million for the six months ended June 30, 2003 and $11.5 million for the six months ended June 30, 2002. Net cash provided by investing activities for the six months ended June 30, 2003 and 2002 was primarily attributable to maturities of investments, offset in part by purchases of investments.

     Net cash provided by financing activities of $268,000 for the six months ended June 30, 2003 was due to proceeds from the exercise of stock options. Net cash used in financing activities of $65,000 for the six months ended June 30, 2002 was attributable to principal payments on long-term debt.

     At June 30, 2003, we had a lease for a facility which is considered a material commitment. In October 2000, we exercised the first of two options we have to extend this lease an additional five years. Minimum rental payments under the lease are as follows:


                                                Rental
                                              Commitment


                      2003                  $  908,000
                      2004                     908,000
                      2005                     908,000
                      2006                     681,000
                                           -----------
                                           $ 3,405,000
                                           ===========

     We are obligated to fund 25% of the joint venture's expenditures. Due to the curtailment of development spending by the joint venture, we do not expect to pay more than $150,000 in 2003 or any future year to the Diacrin/Genzyme LLC to fund operations. Upon the closing of our business combination transaction with GenVec we will be obligated to pay our financial advisors $400,000.

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our expectations as of July 30, 2003, the date our Quarterly Report on Form 10-Q was filed with the SEC. Subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so. See "Cautionary Note Regarding Forward-Looking Statements."

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

     We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do

     Cell transplantation products would compete with existing products that are already accepted by the medical community. For example, if successfully developed, our cardiac repair product would compete with already available treatments, such as pharmaceuticals, cardiac catheterization and angioplasty. These products may be more effective and/or less costly than our product under development, which involves the surgical transplantation of living cells. In addition, because these available products are already accepted as effective treatments, to successfully compete with these existing treatments, we may need to demonstrate that our product is not only safe and effective, but safer and/or more effective than existing products.

     We will also compete with products currently under development by pharmaceutical, biopharmaceutical and biotechnology companies, as well as universities and other research institutions. We have limited experience in product development aid and commercialization, obtaining regulatory approvals and product manufacturing. Many of our competitors are more experienced in these areas and, as a result, they may develop competing products more rapidly and at a lower cost. In addition, many of our competitors are substantially larger than we are and have substantially greater capital resources, research and development staffs and facilities than we have. These competitors may discover, develop and commercialize products which render non-competitive or obsolete the products that we seek to develop.

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

     The submission of an investigational new drug application, or IND, may not result in FDA authorization to commence clinical trials. If clinical trials begin, we may not complete testing successfully within any specific time period, if at all, with respect to any of our product candidates. For example, in March 2001, we announced that we were not conducting a planned Phase III clinical study of NeuroCell-PD because of disappointing Phase II clinical study results. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to unacceptable health risks. For instance, in April 2000, we put on hold, and later terminated, a Phase I clinical trial using porcine fetal neural cells in stroke patients due to two adverse events.

     The FDA recently cleared our IND for an additional clinical trial involving the transplantation of human cells into the heart. We have only performed Phase I clinical trials relating to this product and cannot assure you that we will complete our most recent Phase I trial or that we will complete any Phase II or Phase III clinical trials. Moreover, clinical trials, if completed, may not show this or any other product to be safe or effective. Thus, the FDA and other regulatory authorities may not approve any of our product candidates for any disease indication.

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

     There is limited regulatory precedent for the approval of cell transplantation products. Cell transplantation, especially cell transplantation into the heart, is a relatively new technology that has not been extensively tested in humans. Accordingly, the regulatory requirements governing cell transplantation products may be more rigorous than for conventional products such as drugs and other surgical procedures. As a result, we may experience a longer regulatory process in connection with any cell transplantation products that we seek to develop.

     We also are subject to numerous foreign regulatory requirements governing the design and conduct of the clinical trials and the manufacturing and marketing of our future products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries. We have limited experience with foreign regulatory requirements and approvals.

     Even if we obtain marketing approval, our products will be subject to ongoing regulatory oversight which may affect the success of our products

     Any regulatory approvals that we receive for a product may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow-up studies. After we obtain marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities.
Following commercialization, the discovery of previously unknown problems with the product, the manufacturer or the manufacturing facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Moreover, if we ever market a product and fail to comply with applicable regulatory requirements, we may be subject to fines, suspensions or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecutions. If we are subject to any of these restrictions or penalties, the success of our products could be materially adversely affected. We have never marketed a product and, therefore, have no experience with, and may not be successful at conducting post-market studies, manufacturing products and/or complying with post-marketing regulatory requirements.


Risks Relating to Financing Our Business

     We have incurred substantial losses, we expect to continue to incur losses and we may never achieve profitability

     We have incurred losses in each year since our founding in 1989. At
June 30, 2003, we had an accumulated deficit of $62.0 million. We expect to incur substantial operating losses for the foreseeable future. We have no material sources of revenue from product sales or license fees. We anticipate that it will be a number of years, if ever, before we develop significant revenue sources or become profitable, even if we are able to commercialize products.

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

     Patents may not issue from any patent applications that we own or license. If patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, the patent positions of pharmaceutical and biotechnology companies have recently been the subject of much investigation and our patents may be challenged, invalidated or circumvented. We have limited experience in bringing and/or defending patent claims and have fewer resources than many of the parties against which we may be forced to defend ourself or bring action. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, require significant time and attention of our management and could have a materially adverse effect on our business.

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

Risks Relating to our Common Stock

     Our officers and directors may be able to control the outcome of most corporate actions requiring stockholder approval

     Our directors and officers and entities with which they are affiliated control approximately 39% of our outstanding common stock. Due to this concentration of ownership, this group may be able to prevail on all matters requiring a stockholder vote, including:

     - the election of directors;

     - the amendment of our organizational documents; or

     - the approval of a merger, sale of assets or other major corporate transaction.

     Our stock price could be volatile, which could cause you to lose part or all of your investment

     The market price of our common stock, like that of the common stock of many other development stage biotechnology companies, may be highly volatile. For example, since January 2001, our stock price has fluctuated from a high sale price of $6.50 to a low sale price of $0.99. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many biotechnology and pharmaceutical companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Prices for our common stock will be determined in the market place and may be influenced by many factors, including variations in our financial results and investors' perceptions of us, changes in recommendations by securities analysts as well as their perceptions of general economic, industry and market conditions.

     Our board of directors has the authority to designate and issue preferred stock without further stockholder approval. The issuance of such stock could delay or prevent an acquisition and changes in control in our board and management and could adversely affect the price of our common stock

     Our certificate of incorporation permits our board of directors to issue preferred stock without shareholder approval upon such terms as the board of directors may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding common stock. The issuance of a substantial number of preferred shares could adversely affect the price of our common stock.

     Our common stock may be delisted from the NASDAQ National
Market, which could cause the price to fall further and decrease its liquidity.

     Our common stock trades on the NASDAQ National Market. In order to continue trading on the NASDAQ National Market, we must comply with the NASDAQ National Market's continued listing requirements, which require that we either maintain a minimum stockholders' equity of $10.0 million and a minimum closing bid price of $1.00 per share or, if we fall below the minimum stockholders' equity requirement, maintain a minimum closing bid price of $3.00 per share. At June 30, 2003, we had stockholders' equity of approximately $51.5 million and a closing stock price of $2.85. However, our stockholders' equity may decline. If our stockholders' equity falls below $10.0 million, we will need to maintain a minimum closing bid price of $3.00 rather than $1.00.

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

	We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. For example, if the annualized interest rate on our interest bearing investments were to change
1%, investment income would have hypothetically increased or decreased by approximately $219,000 during the six months ended June 30, 2003. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our response to such hypothetical conditions.

	Our investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, we do not believe that it has a material exposure to interest rate risk.


Item 4.  Controls and Procedures.

     The Company's Chief Executive Officer and Controller evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and
Controller have concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's Chief Executive Officer and Controller by others within those entities, particularly during the period in which this report was being prepared and
(2) effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in the Company's internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.     OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

	(c) The Company did not sell any equity securities during the quarter ended June 30, 2003 that were not registered under the Securities Act.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

     See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed or furnished as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K

     The Company filed the following Report on Form 8-K during the quarter ended June 30, 2003.

(1) On April 18, 2003, the Company filed a Current Report on Form
8-K to report, pursuant to Item 5, that it had entered into a definitive merger agreement with GevVec, Inc.

                         SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Diacrin, Inc.


July 30, 2003                         /s/ Thomas H. Fraser
                                     ---------------------
                                          Thomas H. Fraser
                                          President and
                                          Chief Executive Officer


                                     /s/  Kevin Kerrigan
                                    -----------------------
                                          Kevin Kerrigan
                                          Controller




                           EXHIBIT INDEX

Exhibit Number			Description

   31.1                  Chief Executive Officer
                         - Rule 13a-14(a)/15d-
                         14(a) Certification

   31.2                  Controller - Rule 13a-
                         14(a)/15d - 14(a)
                         Certification

   32.1          	       Chief Executive Officer
                         - Certification pursuant
                         to 18 U.S.C. Section
                         1350, as adopted
                         pursuant to Section 906
                         of the Sarbanes-Oxley
                         Act of 2002.

   32.2                  Controller -
                         Certification pursuant
                         to 18 U.S.C. Section
                         1350, as adopted
                         pursuant to Section 906
                         of the Sarbanes-Oxley
                         Act of 2002.